Form 10KSB
period 1999-12-31
GOLDEN QUEST INC
filed 2000-02-28
CIK 868689

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION ON 8.5 X 11 PAGES:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt except where otherwise noted within the text

BEGIN PAGE AT "START"
























This space intentionally left blank.

START************************************************************************

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark  One)
(X) ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For  the  year  ended  December  31,  1999

(  )  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
      For  the  transition  period

                            Commission  File  Number
                                   33-37099-S

                               GOLDEN QUEST, INC.
           (Exact name of registrant as specified in its charter)

                 NEVADA                           91-1465664
(State of Incorporation or Organization)   (IRS Employer ID Number)

                5814 SOUTH 9TH EAST, SALT LAKE CITY, UTAH,  84117
                    (Address of Principal Executive Offices)

                                 (801) 269-9500
                         (Registrant's Telephone Number)

Securities  Registered  Under  Section  12  (b)  of  the  Act:
                                      NONE
                                (Title of Class)

Securities  Registered  Under  Section  12  (g)  of  the  Act:
                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section `3 or `5(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES   ( )   NO    (X)

     Indicate  by  check  mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. (X)


     The aggregate market value based on the average bid and asked prices of the registrant's Common Stock held by non-affiliates of the registrant at February 16, 2000, was approximately $33,942. As of February 16, 2000, there were 33,941,927 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS


                                     PART I
                                                                  Page
Item  1.   Business                                                  3

Item  2.   Properties                                                3

Item  3.   Legal  Proceedings                                        3

Item  4.   Submission of Matters to a Vote of Security Members       3

                                     PART II

Item  5.   Market for Registrant's Common Equity and Related
             Stockholder  Matters                                    3

Item  6.   Selected  Financial  Data                                 4

Item  7.   Management's Discussion and Analysis of Financial
             Condition  and  Results  of  Operations                 4

Item  8.   Financial  Statements                                   5-9

Item  9.   Changes  in  and  Disagreements  with  Accountants       10

                                    PART III

Item  9.  Directors and Executive Officers of the Registrant        10

Item  10. Executive  Compensation                                   10

Item  11. Security Ownership of Certain Beneficial Owners
          and Management                                            10

Item  12. Certain Relationships and Related Transactions            10

                                     PART IV

Item  13. Exhibits,  Financial  Statement  Schedules,  and
          Reports on Form 8-K                                       10

                                     PART I

Item  1  -  BUSINESS

The Company was incorporated on August 8, 1989 as Sharus Corporation under the laws of the State of Utah for the purpose of engaging in any lawful business activity. On May 8, 1989, the shareholders voted to change the name of the Company to Golden Quest, Inc., and domicile from Utah to Nevada. From May, 1989 to mid-year 1992, the Company was in the business of locating and recovering archeological artifacts, precious metals and other valuables from shipwrecks. The Company was unsuccessful in this endeavor and it has been inactive since 1992.

Item  2  -  PROPERTIES

     None.

Item  3  -  LEGAL  PROCEEDINGS

     The  Company  is  not  aware  of  any  lawsuits.

Item  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of the security holders during the fiscal year ended December 31, 1999.

                                     PART II

Item  5  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
            STOCKHOLDER  MATTERS

The  registrant's  common  stock  is  quoted on the OTC-Bulletin Board ("GOQU").

                          FISCAL YEAR DECEMBER 31, 1999
                          -----------------------------

QUARTER                                LOW  BID            HIGH BID
-------                                --------            --------

January 1, 1999 to March 31, 1999      $  .001             $  .001

April  1, 1999 to June 30, 1999        $  .001             $  .001

July 1, 1999 to September 30, 1999     $  .001             $  .001

October 1, 1999 to December 31, 1999   $  .001             $  .001


As of December 31, 1999 there were 270 shareholders of the Company's common stock.

Item  6  -  SELECTED  FINANCIAL  DATA

The following data should be read in conjunction with the Company's financial statements and notes thereto:

                                     Year Ended 12/31/99     Year Ended 12/31/98
                                     -------------------     -------------------
Operating Revenue                      $           -0-         $           -0-
Net (Loss)                             $      (96,057)         $      (85,531)
Net (Loss) Per Share                   $      (0.0028)         $      (0.0025)
Total Assets                           $           -0-         $           -0-
Working Capital                        $   (1,740,034)         $   (1,643,977)

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The company has been inactive since 1992. As of December 31, 1999, the Company had no assets. Total liabilities as of December 31, 1999 were $1,740,034.

Item  8  -  FINANCIAL  STATEMENTS

     The following unaudited financial statements are provided pursuant to Rule 3-11 of Regulation S-X.

                                    CONTENTS
                                                                            Page

Statement  of  Financial  Position  as  of  December  31, 1999 and 1998        5

Statement  of Operations for the Years Ended December 31, 1999 and 1998        6

Statement  of  Changes  in  Stockholders'  Equity  for  the  Years  Ended
December  31,  1999  and  1998                                                 7

Statement  of Cash Flows for the Years Ended December 31, 1999 and 1998        8

Notes  to  Financial  Statements                                               9

GOLDEN  QUEST,  INC.                        Statement of Financial Position as
(UNAUDITED)                                 of December 31, 1999 and 1998
------------------------------------------------------------------------------


ASSETS
------

                                               1999          1998
                                           ------------  ------------
CURRENT  ASSETS                            $        -0-  $        -0-
                                           ------------  ------------

TOTAL  ASSETS                              $        -0-  $        -0-
                                           ============  ============


LIABILITIES  AND  STOCKHOLDERS'  EQUITY
---------------------------------------

CURRENT  LIABILITIES
     Accounts  payable                     $   123,140   $   123,140
     Advances  from  officer                    10,648            -0-
     Interest  payable                         752,357       666,948
     Notes payable (Note 2)                    853,889       853,889
                                           ------------  ------------

          Total  current liabilities         1,740,034     1,643,977
                                           ------------  ------------

STOCKHOLDERS'  EQUITY
    Common stock; $.001 par value;
      50,000,000 shares authorized;
      33,941,927 shares issued
      and outstanding                           33,942        33,942
     Additional  paid-in  capital              649,254       649,254
     Accumulated  deficit                   (2,423,230)   (2,327,173)
                                           ------------  ------------

        Total  stockholders' equity         (1,740,034)   (1,643,977)
                                           ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $        -0-  $        -0-
                                           ============  ============












                                Prepared by Management.
     The accompanying notes are an integral part of these financial statements.

GOLDEN  QUEST,  INC.               Statement of Operations for the Years Ended
(UNAUDITED)                        December  31,  1999  and  1998
------------------------------------------------------------------------------


                                               1999          1998
                                           ------------  ------------

REVENUE                                    $        -0-  $        -0-
                                           ------------  ------------

OPERATING  EXPENSES
    Interest                                    85,409       85,409
    Accounting                                   2,000           -0-
    Consulting                                   5,000           -0-
    Travel                                         976           -0-
    Office                                          36           -0-
    Licenses  and  fees                           2,636         122
                                           ------------  ------------

         Total  operating  expenses             96,057       85,531
                                           ------------  ------------

NET  (LOSS)                                $   (96,057)  $  (85,531)
                                           ============  ============
NET  (LOSS)  PER  SHARE                    $   (0.0028)  $   (0.0025)
                                           ============  ============




























                                Prepared by Management.
     The accompanying notes are an integral part of these financial statements.

GOLDEN QUEST, INC.              Statement of Changes in Stockholders' Equity For
(UNAUDITED)                          the  Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


                          Common Stock           Additional
                    --------------------------     Paid-in    Accumulated
                       Shares        Amount        Capital       Deficit       Totals
                    ------------  ------------  ------------  ------------  ------------
Balances as of
December 31, 1997     33,941,927  $    33,942   $   649,254   $(2,241,642)  $(1,558,446)

Net (Loss)                   -            -             -         (85,531)      (85,531)
                    ------------  ------------  ------------  ------------  ------------
Balances as of
December 31, 1998     33,941,927       33,942       649,254    (2,327,173)   (1,643,977)

Net  (Loss)                                                       (96,057)      (96,057)
                    ------------  ------------  ------------  ------------  ------------

Balances as of
December 31, 1999     33,941,927  $    33,942   $   649,254   $(2,423,230)  $(1,740,034)
                    ============  ============  ============  ============  ============


































                                Prepared by Management.
     The accompanying notes are an integral part of these financial statements.


GOLDEN  QUEST,  INC.                     Statement of Cash Flows for the Years
(UNAUDITED)                                 Ended December  31, 1999 and  1998
------------------------------------------------------------------------------


                                               1999          1998
                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net  (Loss)                           $   (96,057)  $   (85,531)
Add items not requiring the use of cash:
     Increase in accounts payable                  -0-           122
     Increase in advances from officer          10,648           -0-
     Increase  in  interest  payable            85,409        85,409
                                           ------------  ------------

Net Cash Flows Provided (Used) From
      Operating  Activities                         -0-           -0-
                                           ------------  ------------

NET  INCREASE  IN  CASH                             -0-           -0-

CASH  AT  BEGINNING  OF  YEAR                       -0-           -0-
                                           ------------  ------------

CASH AT END OF YEAR                        $        -0-  $        -0-
                                           ============  ============





























                                Prepared by Management.
     The accompanying notes are an integral part of these financial statements.

GOLDEN  QUEST,  INC.
(UNAUDITED)                                   Notes  to  Financial  Statements
--------------------------------------------------------------------------------



NOTE  1  -  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

The Company was incorporated on August 8, 1984 as Sharus Corporation under the laws of the State of Utah for the purpose of engaging in any lawful business activity. On May 8, 1989, the shareholders voted to change the name of the Company to Golden Quest, Inc. and the domicile from Utah to Nevada. From May, 1989 to midyear 1992, the company was in the business of locating and recovering archeological artifacts, precious metals and other valuables from shipwrecks. The company was unsuccessful in this endeavor and since 1992, it has been inactive.

Losses per share are computed by dividing the net loss by the weighted average number of shares outstanding during the year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NOTE  2  -  NOTES  PAYABLE

The company has a total of twenty notes payable outstanding with an aggregate principal balance of $853,889. The interest rate on nineteen notes is 10% per annum, and one note for $1,000 accrues interest at 12% per annum. All notes are unsecured and are overdue.

NOTE  3  -  GOING  CONCERN

As is shown in the financial statements, the company has no assets, but has substantial liabilities and continuing operating losses. Unless the company is able to substantially reduce (renegotiate) its liabilities, and obtain sufficient working capital, it will probably cease to exist.

NOTE  4  -  INCOME  TAXES

The company had a net operating loss carryover of $696,780 to the year ended December 31, 1991. It is doubtful if the company has filed an income tax return since 1991. The net operating loss carryover of $696,780 to the year ended December 31, 1991 would commence to expire in 2000.

Item  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

None
                                    PART III

Item  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Kip Eardley, 41, the sole director of the company, has been president and secretary of the company since October, 1999. Mr. Eardley has been self-employed as a consultant to various public and private companies since 1989. He performs these services as president and owner of Capital Consulting of Utah, Inc. There are no other officers of the registrant.

Item  11  -  EXECUTIVE  COMPENSATION

None

Item  12  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

Kip Eardley, the president and secretary of the Company, owns no shares of the Company's common stock.

Item  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     None

                                     PART IV

Item  14  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
FORM  8-K

     None,  other  than  what  is  already  shown  in  this  10-K  report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    Golden  Quest,  Inc.
                    (Registrant)


Dated:  February  16,  2000    By /s/ Kip Eardley
                                 ------------------------------
                                 Kip  Eardley,  President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.


Dated:  February  16,  2000    By /s/ Kip Eardley
                                 ------------------------------
                                 Kip  Eardley,  President