Form 10QSB
period 2000-03-31
GOLDEN QUEST INC
filed 2000-05-11
CIK 868689

3

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                 Commission File No. 033-37099-S

                       GOLDEN QUEST, INC.
  (Exact name of small business issuer as specified in its charter)

            Nevada                          91-1465664
(State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)

  5882 South 900 East, Suite 202, Salt Lake City,  Utah  84117
             (Address of principal executive offices)

                          801-269-9500
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE  ONLY  TO ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State  the number of shares outstanding of each of the  issuer's
classes  of  common  equity, as of March 31,  2000:   33,941,927
shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                       GOLDEN QUEST, INC.

                              INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Review  Report  of Independent  Certified       4
          Public Accountants

          Condensed Balance Sheets - March 31, 2000       5
          (unaudited) and December 31, 1999

          Condensed    Statements   of   Operations
          (unaudited)  for the Three  Months  Ended       6
          March  31,  2000  and  from  Re-entry  of
          Development  Stage  on  January  1,  1993
          through March 31, 2000

          Statements of Cash Flows (unaudited)  for
          the Three Months Ended March 31, 2000 and       7
          1999, from Re-entry of Development Stage on January 1, 1993 through March 31, 2000

          Notes     to    Consolidated    Financial       8
          Statements

          Item  2.   Management's  Discussion   and
          Analysis of Financial Condition  or  Plan       12
          of Operation

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K      13

          Signatures                                     14

(Inapplicable items have been omitted)

                             PART I.
                      Financial Information

Item 1.  Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
GOLDEN QUEST, INC.
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Golden Quest, Inc. (A Development Stage Company) as of March 31, 2000, and the related condensed statements of operations and cash flows for the three months ended March 31, 2000, and for the period from the re-entering of development stage on January 1, 1993 through March 31, 2000. All information included in these financial statements is the representation of the management of Golden Quest, Inc..

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the company has no on-going operations, has incurred substantial losses since its inception, has liabilities in excess of assets and has no working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

May 1, 2000
Salt Lake City, Utah

                       GOLDEN QUEST, INC.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

          [Unaudited - See Accountants' Review Report]

                             ASSETS



                                          March 31,  December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $        -   $        -
                                         ___________  ___________
        Total Current Assets                       -            -
                                         ___________  ___________
                                          $        -   $        -
                                         ___________  ___________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                       $  123,140   $  123,140
   Interest payable                          773,709      752,357
   Notes payable                             853,889       853889
   Advances from officers                     16,296       10,648
                                          ___________  ___________
        Total Current Liabilities          1,767,034    1,740,034
                                         ___________  ___________

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value, 50,000,000
   shares authorized, 33,941,927 shares issued
   and outstanding                            33,942       33,942
  Additional Paid In Capital                 649,254      649,354
  Retained deficit                       (1,812,410)    (1,812,410)
  Deficit accumulated during the
   development stage                       (637,820)      (610,920)
                                         ___________  ___________

Total Stockholders' (Deficit)            (1,767,034)  (1,740,034)
                                         ___________  ___________
                                          $        -   $        -
                                         ___________  ___________



Note: The balance sheet at December 31, 1999 was taken from the unaudited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       GOLDEN QUEST, INC.
                  [A Development Stage Company]


               CONDENSED STATEMENTS OF OPERATIONS

          [Unaudited - See Accountants' Review Report]



                                                       From Re-entry of
                                      For the Three    Development Stage
                                       Months Ended      on January 1,
                                        March 31,       1993 through,
                                   _____________________  March 31,
                                      2000       1999      2000
                                   _______________________________
REVENUE:
  Sales                              $      - $      -  $      -
                                   _______________________________

      Total Revenue                         -        -          -
                                   _______________________________

EXPENSES:
  General and administrative            5,648        -     6,296
                                   _______________________________

      Total Expenses                    5,648        -    16,296
                                   _______________________________

LOSS FROM OPERATIONS                  (5,648)        -  (16,296)
                                   _______________________________
OTHER EXPENSE:
  Interest expene                     21,352   21,352    621,524
                                   _______________________________

      Total Other Expense             21,352   21,352    621,352
                                   _______________________________
LOSS BEFORE INCOME TAXES             (27,000) (21,352)  (637,820)

CURRENT INCOME TAXES                       -        -          -

DEFERRED INCOME TAX                        -        -          -
                                   _______________________________
NET LOSS                           $(27,000) $(21,352) $(637,820)
                                   _______________________________

LOSS PER SHARE                     $   (.00) $   (.00) $    (.02)
                                    ______________________________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       GOLDEN QUEST, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

          [Unaudited - See Accountants' Review Report]



                                                       From Re-entry of
                                      For the Three    Development Stage
                                       Months Ended     on January 1,
                                        March 31,       1993 through,
                                   _____________________  March 31,
                                      2000       1999       2000
                                   _______________________________

Cash Flows From Operating Activities:
  Net loss                        $(27,000)  $(21,352)   $(637,820)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Changes in assets and liabilities:
      Increase in interest payable
        -related party              21,352     21,352      621,524
      Increase in advances from
       officers                      5,648          -       16,296
                                   ________________________________
      Net Cash (Used) by
        Operating Activities             -          -            -
                                   ________________________________
Cash Flows From Investing Activities:
                                         -          -            -
                                   ________________________________
      Net Cash (Used) by
        Investing Activities             -          -            -
                                   ________________________________
Cash Flows From Financing Activities:
                                         -          -            -
                                   ________________________________
        Net Cash Provided by
          Financing Activities           -          -            -
                                   ________________________________
Net Increase in Cash                     -          -            -

Cash at Beginning of the Period          -          -            -
                                   ________________________________
Cash at End of the Period            $   -    $     -    $       -
                                   ________________________________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                         $   -    $     -    $       -
    Income taxes                     $   -    $     -    $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the three months ended March 31, 2000:
  None

  For the three months ended March 31, 1999:
  None

The accompanying notes are an integral part of these unaudited condensed financial statements.

                       GOLDEN QUEST, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Golden Quest, Inc. (the Company) was organized under the laws of the State of Utah on August 8, 1984. On May 8 1989 the Company changed its domicile to Nevada. The Company was formed to engage in any lawful activity. From 1989 to 1992 the Company engaged in the locating and recovering of archeological artifacts, precious metals and other valuables from shipwrecks. During 1993, Management determined it was in the best interest of the Company to discontinue its previous operations. The Company is considered to have re-entered into a new development stage January 1, 1993.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

  Development   Stage  Company  -  The  Company  is  considered   a
  development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7.

  Loss  Per  Share  - The computation of loss per share  of  common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

  Cash and Cash Equivalents - For purposes of the financial statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three and six or less to be cash equivalents.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities.", SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB statement No. 133 ( an amendment of FASB Statement No. 133.)," were recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                       GOLDEN QUEST, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS

The accompanying financial statements as of March 31, 2000 reflect management's decision to discontinue the Company's operations of locating and recovering of archeological artifacts, precious metals and other valuables from shipwrecks.

  The following liabilities related to the former operations are still owed by the Company:

                                                       March 31,
                                                          2000
                                                      ___________
       Accounts payable                                 $123,140
       Interest payable                                  773,709
       Notes payable                                     853,889
                                                      ___________
       Total liabilities                           $   1,750,738
                                                      ___________
NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires an asset and liability approach for the effect of income taxes.

  The Company has available at March 31, 2000, unused operating loss carryforwards of approximately $2,450,000, which may be applied against future taxable income and which expire in various years through 2020. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $830,000 and $820,000 as of March 31, 2000 and December 31, 1999, respectively, with an offsetting valuation allowance at each period end of the same amount, resulting in a change of approximately $10,000 during the nine months ended March 31, 2000.

                       GOLDEN QUEST, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods presented, the Company did not pay any compensation to its officers and directors.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

  Expenses  -  During  the three months ended March  31,  2000,  an
  Officer  of the Company paid expenses amounting to $5,648.   This
  amount is included as a liability in advances from officers.

  Change in Management - During 1999 the Company under went a change in the Officers and Board of Director's of the Company.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no on-going operations and has incurred losses since its inception. Further, the Company has current liabilities in excess of assets and has no working capital to pay its expenses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                       GOLDEN QUEST, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock for the three months ended March 31, 2000 and 1999 and for the period from the re-entering of development stage on July 1, 1994 through March 31, 2000:
                                                       From Re-entry of
                                      For the Three    Development Stage
                                       Months Ended    on January 1,
                                        March 31,       1993 through,
                                   ______________________ March 31,
                                      2000       1999       2000
                                   _______________________________

   Loss from continuing
     operations available to
     common stockholders
       (numerator)                $(27,000)  $(21,352)    $(637,820)
                                   ________________________________
   Weighted average number of
     common shares outstanding
     used in loss per share
     during the period
         (denominator)          33,941,927  33,941,927   33,941,927
                                  ________________________________

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Three Month periods Ended March 31, 2000 and 1999

The Company had no revenue from continuing operations for the three-month periods ended March 31, 2000 and 1999.

General and administrative expenses for the three month periods ended March 31, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $5,648 and $-0- for the three-month periods ended March 31, 2000 and 1999, respectively. The Company realized $21,353 in interest expense for the three-month periods ended march 31, 2000 and 1999.

As a result of the foregoing factors, the Company realized a net loss of $27,000 for the three months ended March 31, 2000, as compared to a net loss of $21,352 for the same period in 1999.

Liquidity and Capital Resources

At March 31, 2000, the Company had -0- cash on hand and liabilities in the amount of $1,767,034 in form of accounts payable, interest payable, notes payable and advances from officers.

Management believes that the Company will have adequate cash to meet the anticipated needs of the Company's operations through at least the next 12 months through advances and loans from officers of the Company. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a pubic company, and
(ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                    PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended
March 31, 2000 (Exhibit ref. No. 27).

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GOLDEN QUEST, INC.


Date: 5/10/00                 By: /s/   Kip Eardley
                              President, Secretary and Treasurer