Form 10QSB
period 2000-06-30
GOLDEN QUEST INC
filed 2000-08-14
CIK 868689

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

State  the number of shares outstanding of each of the  issuer's
classes  of  common  equity, as of June  30,  2000:   33,941,927
shares of common stock.


Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                       GOLDEN QUEST, INC.

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Review  Report  of Independent  Certified
          Public Accountants                              4

          Condensed Balance Sheets - June 30,  2000
          (unaudited) and December 31, 1999               5

          Condensed    Statements   of   Operations
          (unaudited) for the Three and Six  Months
          Ended June 30, 2000 and from the Re-entry
          of  Development Stage on January 1,  1993
          through June 30, 2000                           6

          Condensed   Statements  of   Cash   Flows
          (unaudited) for the Three and Six  Months
          Ended  June 30, 2000 and 1999,  from  Re-
          entry of Development Stage on January  1,
          1993 through June 30, 2000                      7

          Notes to Unaudited Consolidated Financial
          Statements                                      8

          Item  2.   Management's  Discussion   and
          Analysis of Financial Condition  or  Plan
          of Operation                                   12

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K      14

          Signatures                                     15

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

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
GOLDEN QUEST, INC.
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Golden Quest, Inc. (A Development Stage Company) as of June 30, 2000, and the related condensed statements of operations for the three and six months ended June 30, 2000 and for the period from the re-entering of development stage on January 1, 1993 through June 30, 2000, and the statement of cash flows for the six months ended June 30, 2000 and for the period from the re-entering of development stage on January 1, 1993 through June 30, 2000. All information included in these financial statements is the representation of the management of Golden Quest, Inc.

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

August 8, 2000
Salt Lake City, Utah

                       GOLDEN QUEST, INC.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

          [Unaudited - See Accountants' Review Report]

                             ASSETS


                                           June 30,    December 31,
                                             2000          1999
                                         ___________    ___________
CURRENT ASSETS:
  Cash in bank                            $        -    $        -
                                         ___________    ___________
        Total Current Assets                       -             -
                                         ___________    ___________
                                          $        -    $        -
                                         ___________    ___________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                       $  123,140     $  123,140
   Interest payable                          795,062        752,357
   Notes payable                             853,889        853,889
   Accounts payable to related party          24,494         10,648
                                          ___________    ___________
        Total Current Liabilities          1,796,585      1,740,034
                                         ___________     ___________

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value, 50,000,000
   shares authorized, 33,941,927 shares issued
   and outstanding                            33,942         33,942
  Additional paid in capital                 649,254        649,254
  Retained deficit                        (1,812,410)    (1,812,410)
  Deficit accumulated during the
    development stage                       (667,371)      (610,820)
                                         ___________      ___________

Total Stockholders' (Deficit)            (1,796,585)     (1,740,034)
                                         ___________      ___________
                                          $        -     $        -
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

                       GOLDEN QUEST, INC.
                  [A Development Stage Company]


               CONDENSED STATEMENTS OF OPERATIONS

          [Unaudited - See Accountants' Review Report]



                                                             Cumulative From
                                                           the Re-entering of
                           For the Three   For the Six      Development Stage
                            Months Ended   Months Ended        on January 1,
                              June 30,       June 30,         1993 through
                         ___________________________________    June 30,
                           2000     1999      2000    1999        2000
                        __________________________________________________
REVENUE:
  Sales                 $     - $      -  $      -  $     -    $      -
                        __________________________________________________
      Total Revenue           -        -         -        -           -
                        __________________________________________________
EXPENSES:
  General and
   administrative         8,198        -    13,846        -      24,494
                        __________________________________________________
      Total Expenses     (8,198)       -   (13,846)       -     (24,494)
                        __________________________________________________
LOSS FROM OPERATIONS     (8,198)       -   (13,846)       -     (24,494)
                        __________________________________________________
OTHER EXPENSE:
  Interest expense       21,353   21,353    42,705   42,705     642,877
                        __________________________________________________
  Total Other Expense   (21,353) (21,353)  (42,705) (42,705)   (642,877)
                        __________________________________________________
LOSS BEFORE INCOME TAXES(29,551) (21,353)  (56,551) (42,705)   (667,371)

CURRENT INCOME TAXES          -        -         -        -           -

DEFERRED INCOME TAX           -        -         -        -           -
                        __________________________________________________
NET LOSS              $ (29,551) $(21,353) $(56,551) $(42,705)  $(667,371)
                        __________________________________________________
LOSS PER SHARE        $    (.00) $   (.00) $   (.00) $   (.00)  $    (.02)
                        __________________________________________________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       GOLDEN QUEST, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

          [Unaudited - See Accountants' Review Report]


                                                            From Re-entry of
                                            For the Six     Development Stage
                                           Months Ended       on January 1,
                                             June 30,         1993 through,
                                       _____________________    June 30,
                                         2000       1999         2000
                                       _________________________________

Cash Flows From Operating Activities:
  Net loss                             $(56,551)  $(42,705)   $ (667,371)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Changes in assets and liabilities:
      Increase in interest payable
        -related party                   42,705     42,705       642,877
      Increase in accounts payable to
        related party                    13,846          -        24,494
                                       _________________________________
      Net Cash (Used) by
        Operating Activities                  -          -             -
                                       ________________________________
Cash Flows From Investing Activities:
                                              -          -             -
                                       ________________________________
      Net Cash (Used) by
        Investing Activities                  -          -             -
                                       ________________________________
Cash Flows From Financing Activities:
                                              -          -             -
                                       ________________________________
        Net Cash Provided by
          Financing Activities                -          -             -
                                       ________________________________
Net Increase in Cash                          -          -             -


Cash at Beginning of the Period               -          -             -
                                       ________________________________

Cash at End of the Period              $      -    $     -    $        -
                                       ________________________________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                           $      -    $     -    $        -
    Income taxes                       $      -    $     -    $        -

Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the six months ended June 30, 2000:
  None

     For the six months ended June 30, 1999:
  None


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

                       GOLDEN QUEST, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



NOTE 2 - DISCONTINUED OPERATIONS

The accompanying financial statements as of June 30, 2000 reflect management's decision to discontinue the Company's operations of locating and recovering of archeological artifacts, precious metals and other valuables from shipwrecks.

  The following liabilities related to the former operations are still owed by the Company:

                                             June 30,
                                               2000
                                          ___________
       Accounts payable                     $123,140
       Interest payable                      795,062
       Notes payable                         853,889
                                          ___________
       Total liabilities               $   1,772,091
                                          ___________

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires an asset and liability approach for the effect of income taxes.

  The Company has available at June 30, 2000, unused operating loss carryforwards of approximately $2,470,000, which may be applied against future taxable income and which expire in various years through 2020. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $840,000 and $820,000 as of June 30, 2000 and December 31, 1999, respectively, with an offsetting valuation allowance at each period end of the same amount, resulting in a change of approximately $20,000 during the six months ended June 30, 2000.

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

  Expenses - During the six months ended June 30, 2000, an Officer of the Company paid expenses amounting to $5,648. This amount is included as an accounts payable to related party. Also, an entity related to an officer of the Company paid expenses amounting to $8,198. This is also included as an account payable to related party.

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

                       GOLDEN QUEST, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 6 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock for the six months ended June 30, 2000 and 1999 and for the period from the re-entering of development stage on July 1, 1994 through June 30, 2000:

                                                           Cumulative From
                                                         the Re-entering of
                          For the Three      For the Six  Development Stage
                          Months Ended       Months Ended   on January 1,
                            June 30,           June 30,      1993 through
                         ___________________________________   June 30,
                         2000     1999      2000      1999      2000
                     __________________________________________________


Loss from continuing
 operations available to
 common stockholders
 (numerator)         $(29,551) $(21,353)  $(56,551) $(42,705) $(667,371)
                     __________________________________________________
Weighted average number of
 common shares outstanding
 used in loss per share
 during the period
 (denominator)     33,941,922 33,941,927 33,941,927 33,941,927 31,968,880
                     __________________________________________________

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

Three Month periods Ended June 30, 2000 and 1999

The Company had no revenue from continuing operations for the three-month periods ended June 30, 2000 and 1999.

General and administrative expenses for the three-month periods ended June 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $8,198 and $-0- for the three-month periods ended June 30, 2000 and 1999, respectively. The Company realized $21,353 in interest expense for the three-month periods ended June 30, 2000 and 1999.

As a result of the foregoing factors, the Company realized a net loss of $29,551 for the three months ended June 30, 2000, as compared to a net loss of $21,353 for the same period in 1999.

Six Month periods Ended June 30, 2000 and 1999

The Company had no revenue from continuing operations for the six-month periods ended June 30, 2000 and 1999.

General and administrative expenses for the six-month periods ended June 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $13,846 and $-0- for the six-month periods ended June 30, 2000 and 1999, respectively. The Company realized $42,705 in interest expense for the six-month periods ended June 30, 2000 and 1999.

As a result of the foregoing factors, the Company realized a net loss of $56,551 for the six months ended June 30, 2000, as compared to a net loss of $42,705 for the same period in 1999.

Liquidity and Capital Resources

At June 30, 2000, the Company had $-0- cash on hand and liabilities in the amount of $1,796,585 in form of accounts payable, interest payable, notes payable and accounts payable to related party.

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

                      PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the six month period ended
June 30, 2000 (Exhibit ref. No. 27).

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GOLDEN QUEST, INC.


Date: August 14, 2000         By: /s/ Kip Eardley
                              President, Secretary and Treasurer