Form 10QSB
period 2000-09-30
GOLDEN QUEST INC
filed 2000-11-15
CIK 868689

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

State  the number of shares outstanding of each of the  issuer's classes  of  common equity, as of November 13, 2000:  33,941,927 shares of common stock.


Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                       GOLDEN QUEST, INC.

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Condensed Balance Sheets - September  30,       3
          2000 (unaudited) and December 31, 1999

          Condensed    Statements   of   Operations       4
          (unaudited) for the Three and Nine Months
          Ended September 30, 2000 and from the Re-entry of Development Stage on January 1,
          1993 through September 30, 2000

          Condensed   Statements  of   Cash   Flows       5
          (unaudited) for the Three and Nine Months
          Ended  September 30, 2000 and 1999,  from
          Re-entry of Development Stage on  January
          1, 1993 through September 30, 2000

          Notes to Unaudited Consolidated Financial       6
          Statements

          Management's Discussion and  Analysis  of      10
          Financial Condition or Plan of Operation

PART II.  Other Information                              11

          Signatures                                     11

                 PART I.  FINANCIAL INFORMATION

                       GOLDEN QUEST, INC.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS
                           [Unaudited]
                             ASSETS

                                                   September 30, December 31,
                                                       2000         1999
                                                     _________    _________
CURRENT ASSETS:
  Cash in bank                                    $          -  $         -
                                                     _________    _________
        Total Current Assets                                 -            -
                                                     _________    _________
                                                   $         -  $         -
                                                     _________    _________

             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                $   123,140  $    123,140
   Interest payable                                    816,414       752,357
   Notes payable                                       853,889       853,889
   Accounts payable - related party                     25,714        10,648
                                                     _________     _________
        Total Current Liabilities                    1,819,157     1,740,034
                                                     _________     _________

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value, 50,000,000
   shares authorized, 33,941,927 shares issued
   and outstanding                                      33,942        33,942
  Additional paid in capital                           649,254       649,254
  Retained deficit                                  (1,812,410)   (1,812,410)
  Deficit accumulated during the development stage    (689,943)     (610,820)
                                                     _________     _________

Total Stockholders' (Deficit)                       (1,819,157)   (1,740,034)
                                                    __________     _________
                                                  $          -  $          -
                                                    __________     _________

The balance sheet at December 31, 1999 was taken from the unaudited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       GOLDEN QUEST, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS
                           [Unaudited]


                                                                       Cumulative From
                                                                       the Re-entering of
                                For the Three           For the Nine   Development Stage
                                 Months Ended           Months Ended      on January 1,
                                 September 30,          September 30,     1993 through
                              _________________________________________   September 30,
                                2000       1999        2000       1999        2000
REVENUE:
  Sales                       $      -   $      -    $      -   $      -    $       -

      Total Revenue                  -          -           -          -            -

EXPENSES:
  General and administrative     1,220          -       15,066         -       25,714

      Total Expenses            (1,220)         -      (15,066)        -      (25,714)

LOSS FROM OPERATIONS            (1,220)         -      (15,066)        -      (25,714)

OTHER EXPENSE:
  Interest expense              21,352     21,352       64,057     64,057     664,229

      Total Other Expense      (21,352)    (21,352)    (64,057)   (64,057)   (664,229)

LOSS BEFORE INCOME TAXES       (22,572)    (21,352)    (79,123)   (64,057)   (689,943)

CURRENT INCOME TAXES                 -           -           -          -           -

DEFERRED INCOME TAX                  -           -           -          -           -

NET LOSS                      $(22,572)   $(21,352)   $(79,123)  $(64,057)  $(689,943)

LOSS PER SHARE                $   (.00)   $   (.00)   $   (.00)  $   (.00)  $    (.02)


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       GOLDEN QUEST, INC.
                  [A Development Stage Company]
               CONDENSED STATEMENTS OF CASH FLOWS
                           [Unaudited]


                                                             From Re-entering of
                                                For the Nine Development Stage
                                                Months Ended    on January 1,
                                                 September 30,   1993 through,
                                                 ______________  September 30,
                                                 2000       1999     2000
                                              ________________________________

Cash Flows From Operating Activities:
  Net loss                                    $ (79,123) $ (64,057)  $ (689,943)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
 Changes in assets and liabilities:
  Increase in interest payable                   64,057     64,057      664,229
  Increase in accounts payable to related party  15,066          -       25,714
                                               _________________________________
      Net Cash (Used) by
        Operating Activities                          -          -            -
                                              _________________________________
Cash Flows From Investing Activities:
                                                      -          -            -
                                              _________________________________
      Net Cash (Used) by
        Investing Activities                          -          -            -
                                              _________________________________
Cash Flows From Financing Activities:
                                                      -          -            -
                                              _________________________________
        Net Cash Provided by
          Financing Activities                        -          -            -
                                              _________________________________
Net Increase in Cash                                  -          -            -

Cash at Beginning of the Period                       -          -            -
                                             _________________________________
Cash at End of the Period                    $        -  $       -   $        -
                                             _________________________________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                 $        -  $       -   $        -
    Income taxes                             $        -  $       -   $        -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the nine months ended September 30, 2000:
  None

     For the nine months ended September 30, 1999:
  None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 unaudited financial statements. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.)," SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                       GOLDEN QUEST, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS

The accompanying financial statements as of September 30, 2000 reflect management's decision to discontinue the Company's operations of locating and recovering of archeological artifacts, precious metals and other valuables from shipwrecks.

  The following liabilities related to the former operations are still owed by the Company:

                                          September 30,
                                               2000
                                          ___________
       Accounts payable                 $    123,140
       Interest payable                      816,414
       Notes payable                         853,889
                                          ___________
       Total liabilities                $  1,772,091
                                          ___________
  The Company has a total of twenty notes payable outstanding with an aggregate principal balance of $853,889. The interest rate on nineteen notes is 10% per annum, and one note for $1,000 accrues interest at 12% per annum. All notes are unsecured and are overdue.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires an asset and liability approach for the effect of income taxes.

  The Company has available at September 30, 2000, unused operating loss carryforwards of approximately $2,501,000, which may be applied against future taxable income and which expire in various years through 2020. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $850,000 and $820,000 as of September 30, 2000 and December 31, 1999, respectively, with an offsetting valuation allowance at each period end of the same amount, resulting in a change of approximately $30,000 during the nine months ended September 30, 2000.

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

  Expenses - During the nine months ended September 30, 2000, an Officer of the Company paid expenses amounting to $5,648. This amount is included as an accounts payable to related party. Also, an entity related to an officer of the Company paid expenses amounting to $8,198. This is also included as an account payable to related party.

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

                       GOLDEN QUEST, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The  following  data shows the amounts used in  computing  income
  (loss) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock for the nine months ended September 30, 2000 and 1999 and for the period from the re-entering of development stage on January 1, 1993 through September 30, 2000:

                                                                Cumulative From
                                                              the Re-entering of
                            For the Three       For the Nine   Development Stage
                             Months Ended       Months Ended     on January 1,
                            September 30,       September 30,    1993 through
                           ___________________________________   September 30,
                          2000       1999        2000        1999      2000

Loss from continuing
operations available to
common stockholders
(numerator)           $  (22,572) $  (21,352) $ (79,123) $ (64,057) $(689,943)

Weighted average number of
common shares outstanding
used in loss per share
during the period
(denominator)         33,941,927  33,941,927  33,941,927  33,941,927  32,033,044


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

Three Months Ended September 30, 2000 and 1999

The Company had no revenue from continuing operations for the three-month periods that ended September 30, 2000 and 1999.

General and administrative expenses for the three month-periods that ended September 30, 2000 and 1999 were $1,220 and $0, respectively. These expenses consisted of general corporate administration, legal and professional expenses, plus accounting and auditing costs.

The Company realized $21,352 in interest expense for both of the three-month periods that ended September 30, 2000 and 1999.

As a result of the foregoing factors, the Company realized a net loss of $22,572 for the three months ended September 30, 2000, as compared to a net loss of $21,352 for the same period in 1999.

Nine Months Ended September 30, 2000 and 1999

The Company had no revenue from continuing operations for the nine-month periods ended September 30, 2000 and 1999.

General and administrative expenses for the nine month-periods that ended September 30, 2000 and 1999 were $15,066 and $0, respectively. These expenses consisted of general corporate administration, legal and professional expenses, plus accounting and auditing costs.

The Company realized $64,057 in interest expense for both of the nine-month periods that ended September 30, 2000 and 1999.

As a result of the foregoing factors, the Company realized a net loss of $79,123 for the nine months ended September 30, 2000, as compared to a net loss of $64,057 for the same period in 1999.

Liquidity and Capital Resources

At September 30, 2000, the Company had a working capital deficit of approximately $1,819,157, as compared to a working capital deficit of $1,740,034 at December 31, 1999. This decrease in the working capital is attributable to three quarters of accruing interest expense plus general and administrative expenses without any increase in cash.

The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management, like in the past, will attempt to raise capital for its current operational needs through debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter that ended September 30, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the nine-month period that ended September 30, 2000 (Exhibit ref. No. 27).

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GOLDEN QUEST, INC.


Date:  November 14, 2000      By: /s/ Kip Eardley
                                      Kip Eardley
                                      President, Secretary and Treasurer