Form 10KSB
period 2000-12-31
T BAY HOLDINGS INC
filed 2002-07-03
CIK 868689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark  One)
[  X  ]   Annual  report  pursuant  to  section  13 or 15(d) of the Securities
          Exchange  Act  of  1934
          For  the  fiscal  year  ended  December  31,  2000

[   ]     Transition report under section 13 or 15(d) of the Securities Exchange
          Act  of  1934
     For  the  transition  period  from  ___________________  to  ______________

                       Commission File Number 033-37099-S

                              T-BAY HOLDINGS, INC.
                  (Name of small business issuer in its charter)

                            NEVADA                 91-1465664
         (State or other jurisdiction of        (I.R.S. Employer I.D. No.)
          incorporation or organization)

                      222 EAST STATE STREET EAGLE, ID 83616
              (Address and Zip Code of principal executive offices)

Issuer's  telephone  number,  including  area  code:  (208)  342-8888

Securities  registered  pursuant  to  Section  12(b)  of  the Exchange Act: None

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                      $.001 par value, common voting shares
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any
amendment  to  this  Form  10-KSB.  [   ]

The  issuer's  revenue  for  its  most  recent  fiscal  year  was:  $-0-

The aggregate market value of the issuer's voting stock held as of December 31, 2000, by non-affiliates of the issuers was -0-. There was no active trading market and no quote for T-Bay Holdings, Inc. during fiscal year 2000, therefore the value is deemed to be $-0-.

As of December 31, 2000, issuer had 107,826 shares of its $.001 par value common stock outstanding.

Transitional  Small  Business  Format:  Yes  [    ]   No  [  X  ]
Documents  incorporated  by  reference:  none

                                     PART I


ITEM  1.  DESCRIPTION  OF  BUSINESS.

FORWARD-LOOKING  STATEMENT  NOTICE

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

GENERAL

T-Bay Holdings, Inc. ("T-Bay" or the "Company") was incorporated under the laws of the State of Utah on August 8, 1984 with the name of "Sharus Corporation" with authorized common stock of 50,000,000 shares with a par value of $0.001. On June 13, 1989 the domicile of the Company was changed to the state of Nevada in connection with a name change to "Golden Quest, Inc." Subsequent to the date of this report, on January 7, 2002, there was a change in control of the Company and the name was changed to "T-Bay Holdings, Inc." This report refers to the Company by its current name.

The principal business activity of T-Bay has been locating and selling archeological artifacts, precious metals, and other valuables recovered from shipwrecks. During 1992 the Company abandoned its operations and became inactive. The Company is considered to be in the development stage after 1992. T-Bay's current business plan is to direct its energies toward developing television and film projects to complement its treasure recovery and resale activities.

OUR  BUSINESS

Television programming and broadcasting is one of the most dynamic businesses in the world. What began as a business dominated by three commercial networks has grown to become an industry with 500 cable and satellite television channels. During the past decade, the emphasis in the cable and satellite industry has been on the creation, integration and standardization of hardware to deliver entertainment to homes. In the coming years, as delivery systems are standardized and more channels are added, the industry's emphasis will likely shift to finding sufficient programming to broadcast. After all, it doesn't do any good to have 500 channels of television without having programming to fill broadcast hours.

With each channel competing for a small but loyal segment of the total audience instead of attempting to dominate a mass market, niche programming will be critical for success. A consistent source of innovative, high-quality programming will be necessary for channels to distinguish themselves from dozens or hundred of competitors. Given the high production costs of mainstream commercial features and the escalating salaries of star-quality performers, such programming will also have to be cost-efficient to be competitive.

OUR  COMPANY

T-Bay's strategic plan focuses on developing high-quality, cost-effective programming for cable and satellite television broadcasts. T-Bay intends to produce commercial and documentary products for distribution in partnership with broadcast industry leaders. In addition, T-Bay plans to actively pursue the acquisition of existing film and video libraries for broadcast licensing. Finally, T-Bay hopes to enter the market as an independent studio with full in-house film and television production capabilities. The ability to create programming on-site will help T-Bay control costs while providing high quality programming for cable and satellite distribution.

In conjunction with developing broadcast programming, T-Bay hopes to continue limited operations in the area of shipwreck artifact recovery. T-Bay believes that such artifacts have an intrinsic artistic and cultural value due to their rarity and historical provenance. T-Bay plans to capitalize on the public's fascination with antiques and collectibles in two ways: by locating and selling unique artifacts, and by producing documentary films detailing the discovery and reclamation process. To accomplish these goals, T-Bay is focusing its strategy on developing two divisions: Treasure Bay Media and Entertainment, and Treasure Bay Discovery.

-     TREASURE  BAY  MEDIA  AND  ENTERTAINMENT

It is anticipated that the Media and Entertainment Division will document the exploration and recovery of artifacts for future network or cable television broadcasts. The Company may also produce documentaries about the exploration and discovery operations of other treasure seekers. The Media and Entertainment Division would also be responsible for producing any television or web-based broadcasts relating to auctions of significant collections.

T-Bay believes that in many ways, finding actual "treasure" is secondary to the story of search and discovery. T-Bay hopes to provide unique and exciting programming for by focusing on the stories behind the treasure. Anticipated projects include developing a television pilot episode for a possible adventure series and producing a documentary on modern day treasure hunting. The Media and Entertainment Division is also considering developing children's programming relating to exploration and discovery.

-     TREASURE  BAY  DISCOVERY

One component of T-Bay's strategy is to identify promising shipwreck sites and recover collectible artifacts for resale. Should a promising site be located, T-Bay may organize operations to recover historically significant or valuable objects and document the recovery process. The Company is also considering using advanced mapping and imaging technology to explore previously discovered shipwreck sites in the hope of recovering items that remain unsalvaged.

T-Bay may also negotiate to acquire the licensing rights to items salvaged by other explorers and collectors. Because there are a finite number of recoverable shipwreck sites, T-Bay hopes to identify individual collectors who require the services of a larger entity to compile and sell previously recovered artifacts. It is anticipated that T-Bay would receive commission fees in exchange for accumulating and reselling these previously discovered items.

GENERATING  REVENUE

T-Bay intends to generate revenue by producing television and film projects relating to adventure and discovery for commercial viewing. Additionally, the

Company plans on auctioning recovered collectibles and selling limited edition replicas of important archeological finds to wholesale and retail customers.
The Company hopes to supplement direct sales by acting as intermediary in representing individual collectors at auction.

MARKETING  AND  ADVERTISING

T-Bay intends to use contacts within the television industry to develop and promote its products through established broadcast industry distribution methods. The Company is also exploring the development of an interactive website allowing web-based sales of artifacts and authorized replicas. Any website T-Bay develops could also be used to document recovery projects, market discoveries, and promote its media and entertainment products.

COMPETITION

The television market is very competitive, however, there is demand for new programming. T-Bay intends to offer programming that satisfies this demand by focusing on underdeveloped markets and products.

Competition for licensing and salvage rights to artifacts and archeological finds is likely to come from individual treasure seekers, antiques brokers and collectibles dealers. The Company hopes to minimize the effects of competition for actual treasure by focusing on its media and entertainment operations.

GOVERNMENTAL  REGULATION

The television and broadcast industry must comply with intellectual property and copyright laws as well as general labor, health and safety regulations. Shipwreck salvage and recovery is more closely regulated. Should a recoverable shipwreck site be located within any country's territorial waters, T-Bay would have to comply with the maritime regulations of that country. The Company would also be subject to any international maritime laws governing ocean salvage and recovery operations.

EMPLOYEES

The Company does not currently have any employees, nor are there plans to hire any employees in the immediate future. Should operations expand to a sufficient degree, T-Bay will consider hiring part-time or full-time employees as needed.

ITEM  2.  DESCRIPTION  OF  PROPERTY

T-Bay does not currently own or have interest in any real property. In March of 2002, subsequent to the date of this report, the Company assumed the lease on the office space at its current address. The lease expires on February 28, 2005.

ITEM  3.  LEGAL  PROCEEDINGS.

Subsequent to the date of this report, Larry Eastland and Robert Klosterman were among several defendants named in a lawsuit filed on or about July 17 of 2001 by Asconi Corporation in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. The amended complaint generally alleges breach of fiduciary duty relating to the value of certain assets prior to the execution of an Exchange Agreement between Grand Slam Treasures Inc. and Asconi Corporation. The complaint also alleges civil conspiracy relating to compensation under various consulting agreements. Mr. Eastland and Mr. Klosterman are former directors of Grand Slam Treasures, Inc., the predecessor of plaintiff Asconi

Corporation. Mr. Klosterman and Mr. Eastland have denied the allegations and are currently negotiating a settlement.

Subsequent to the date of this report, in June of 2002, the Company's Chairman, Larry Eastland, without admitting or denying any allegations, entered into a Consent Decree with the Securities and Exchange Commission. The case originated in the Middle District of Florida. The principal parties were the Securities and Exchange Commission and Tel-One, Inc. The case number is 8:02-CV-120-T-30TGW.
The Consent Decree released Mr. Eastland as a relief defendant in a case arising from an SEC investigation of Tel-One, Inc. Mr. Eastland agreed to disgorge any proceeds or stock he received from Tel-One, Inc.

To the best of the Company's knowledge, no other proceedings by or against T-Bay or its officers are pending.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

There was no active trading market and no quote for T-Bay Holdings, Inc. during fiscal year 2000.

The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Section 78.288 of the Nevada Revised Statutes, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business and does not affect preferential shareholders rights upon dissolution.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

Result  of  Operations  for the periods ended December 31, 2000 and December 31,
--------------------------------------------------------------------------------
1999
----

The Company generated no revenue during the periods ended December 31, 2000 and December 31, 1999. General administrative costs during the year ended December 31, 2000 were $4,407 and interest expenses were $400, resulting in a net loss of $4,807. For the year ended December 31, 1999, the Company had administrative and interest expenses of $43,193. Although the Company did not generate any revenue during this period, it reported a net gain of $1,629,254 due to the extinguishments of a prior debt.

For the period ended December 31, 2000 the Company had no assets and total current liabilities of $24,730 consisting of $18,730 in accounts payable and $6,000 in default notes payable.

Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Should the Company require additional capital, it may take loans from officers, sell equity of the Company or find other forms of debt financing. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

ITEM  7.  FINANCIAL  STATEMENTS.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 8.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Subsequent to the date of this report, in January of 2002, there was a change in control of the Company. The following table sets forth the name, age, position and office term of each executive officer and director of the Company as of the change in control.


Name                  AGE                POSITION                    SINCE
                      ---  -------------------------------------  -----------

Robert L. Klosterman   55  President and Chief Executive Officer  Jan 4, 2002

Larry L. Eastland. .   59  Chairman of the Board                  Jan 4, 2002

Jack Klosterman. . .   50  Secretary and Treasurer                Jan 4, 2002

The  following  is  a  brief  biography  of  T-Bay's  officers  and  directors.

ROBERT L. KLOSTERMAN, PRESIDENT AND CEO. From 1996 to 2001, Mr. Klosterman was the President and director of Grand Slam Treasures, Inc. Mr. Klosterman is a certified public accountant who was formerly President and CEO of MTM Entertainment Corporation and the Managing Director of CBS/MTM studios. Mr. Klosterman previously served as Chief Financial Officer of TVS entertainment, an English broadcasting company.

LARRY L. EASTLAND, PHD, CHAIRMAN AND DIRECTOR. Mr. Eastland is self-employed as a business consultant. From 1996 to 2001 Mr. Eastland was CEO of Grand Slam Treasures, Inc. Prior to that, he was the President and CEO of MEDTEX
Corporation from 1993 to 1995. Mr. Eastland earned his doctorate degree in quantitative research from the University of Southern California in 1976. He is a veteran of the United States Marine Corps and has been a Republican Party advisor since 1972.

JACK KLOSTERMAN, SECRETARY AND TREASURER. Jack Klosterman has been managing partner of Klosterman Business Management since 1977. He is also the director of 1 Swing, Inc., a golf product company he founded in 1992. Mr. Klosterman attended California Sate University, Northridge.

ITEM  10.  EXECUTIVE  COMPENSATION

T-Bay's officers have not received any salary or compensation. The Company does not anticipate paying any salaries until it is able to develop profitable operations.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth as of June 14, 2002, the number and percentage of the 4,349,969 shares of outstanding Restricted and Free-Trading stock which, according to the information supplied to the Company, were beneficially owned by
(i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.



NAME AND ADDRESS                AMOUNT         PERCENTAGE

Bob Klosterman (1)
266 Park Lane. . . . . .         1,216,751         27.97
Eagle, ID 83616. . . . .    Restricted Shares

Larry L. Eastland (1)
2075 Belgrave Way. . . .         1,151,194         26.46
Eagle, ID 83616. . . . .    Restricted Shares

Jack Klosterman
25538 Via Impresso
Valencia, CA 91355 . . .            -0-              0.00

Ben Smith (2) . . . .            1,000,000          23.00
222 East State Street. .    Restricted Shares
Eagle, ID 83616. . . . .
                                   620
                           Free Trading Shares

Officers, Directors and
Nominees as a Group: . .         2,368,565          54.45
3 People . . . . . . . .       Total Shares

(1)     Officer  and/or  director.
(2)     Mr.  Smith  is  a  management  advisor  to  the  Company.

All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Bob  Klosterman  is  the  brother  of  Jack  Klosterman.

Subsequent to the date of this report, in March of 2002 the Company assumed a five-year lease on their current office space. The lease commenced on March 1, 2000 and expires on February 28, 2005. The lease terms call for monthly payment of $2550 per month for the first and second years, $2626 per month for the third year, $2705 for the fourth year and $2786 per month for the final year.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No  reports  on  Form 8-K were filed during the quarter ended December 31, 2000.

EXHIBITS

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          T-Bay  Holdings,  Inc.



Date:  July 1, 2002                    By:/s/ Robert Klosterman
                                          ---------------------
                                          Robert  Klosterman
                                          President  and  CEO


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  July 1, 2002                    By:/s/ Robert Klosterman
                                          ---------------------
                                          Robert  Klosterman
                                          Director


Date:  July 1, 2002                    By:/s/ Jack Klosterman
                                         ---------------------
                                          Jack  Klosterman
                                          Director  and  Treasurer


Date:  July 1, 2002                    By:/s/ Larry Eastland
                                         -------------------
                                          Larry  Eastland
                                          Director

                              T-BAY HOLDINGS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           December 31, 2000 and 1999



                    INDEX


                                    Page
                                    ----
Independent Auditors' Report . . .     9

Balance Sheets . . . . . . . . . .    10

Statements of Operations . . . . .    11

Statements of Stockholders' Equity    12

Statements of Cash Flows . . . . .    13

Notes to Financial Statements. . .    14

ANDERSEN  ANDERSEN  &  STRONG,  L.C.
------------------------------------
CERTIFIED  PUBLIC  ACCOUNTANTS  AND  BUSINESS  CONSULTANTS
Member  SEC  Practice  Section  of  the  AICPA

941  East  3300  South,  Suite  202
Salt  Lake  City,  Utah  84106
Telephone  801  486-0096
Fax  801  486-0098


Board  of  Directors
T-Bay  Holdings,  Inc.
Salt  Lake  City,  Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of T-Bay Holdings, Inc. (development stage company) at December 31, 2000 and the related statement's of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and the period January 1, 1993 (date of inception of development stage) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T-Bay Holdings, Inc. at December 31, 2000 and the results of operations, and cash flows for the years ended December 31, 2000 and 1999, and the period January 1, 1993 to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt  Lake  City,  Utah
May  27,  2002              / s/Andersen  Andersen  and  Strong
                           --------------------------------------



                              T-BAY HOLDINGS, INC.
                          (DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2000


ASSETS
CURRENT ASSETS

    Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $                   -
                                                           ---------------------

    Total Current Assets. . . . . . . . . . . .. . . . . . $                   -
                                                           ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts payable. . . . . . . . . . . . . . . . . . .  $              18,730
    Notes payable - in default. . . . . . . . . . . . . .                  6,000
                                                           ----------------------

   Total Current Liabilities. . . . . . . . . . . . . . .                 24,730
                                                           ----------------------

STOCKHOLDERS' DEFICIENCY

  Common stock
       50,000,000 shares authorized  at $0.001 par value;
107,826 shares issued and outstanding . . . . . . . . . .                    108
  Capital in excess of par value. . . . . . . . . . . . .                785,294
    Accumulated deficit - Note 1. . . . . . . . . . . . .               (810,132)
                                                           ----------------------

   Total Stockholders'  Deficiency. . . . . . . . . . . .                (24,730)
                                                           ----------------------

                                                           $                   -
                                                           ======================


   The accompanying notes are an integral part of these financial statements.



                              T-BAY HOLDINGS, INC.
                          (DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD JANUARY 1, 1993
          (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2000


                                                                         JAN 1, 1993
                                               DEC 31,       DEC 31,          TO
                                                2000          1999       DEC 31, 2000
                                            -------------  -----------  ---------------
REVENUES . . . . . . . . . . . . . . . . .  $          -   $        -   $            -
                                            -------------  -----------  ---------------

EXPENSES
   Interest. . . . . . . . . . . . . . . .           400       28,870          541,724
   Administrative. . . . . . . . . . . . .         4,407       14,323          122,340
                                            -------------  -----------  ---------------


NET OPERATING  LOSS - before other gains .        (4,807)     (43,193)        (664,064)

GAIN FROM EXTINGUISHMENT OF DEBT - note 4.             -    1,672,447        1,672,447
                                            -------------  -----------  ---------------

NET GAIN (LOSS). . . . . . . . . . . . . .  $     (4,807)  $1,629,254   $    1,008,383
                                            =============  ===========  ===============



NET LOSS PER COMMON
  SHARE

  Basic. . . . . . . . . . . . . . . . . .  $       (.04)  $    15.11
                                            -------------  -----------



AVERAGE  OUTSTANDING
    SHARES

     Basic . . . . . . . . . . . . . . . .       107,826      107,826
                                            -------------  -----------


   The accompanying notes are an integral part of these financial statements.



                              T-BAY HOLDINGS, INC.
                          (DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        PERIOD JANUARY 1, 1993 (DATE OF INCEPTION OF DEVELOPMENT STAGE)
                              TO DECEMBER 31, 2000


                                                                    CAPITAL In
                                                COMMON STOCK        EXCESS OF     ACCUMULATED
                                                ------------
                                            SHARES       AMOUNT     PAR VALUE      DEFICIT
                                         ------------  ----------  ------------  ------------

BALANCE JANUARY 1,  1993. . . . . . . .       100,076  $      100  $    689,202  $(1,818,515)

Net operating loss for the year ended
    December 31, 1993 . . . . . . . . .             -           -             -      (86,409)
Net operating loss for the year ended
    December 31, 1994 . . . . . . . . .             -           -             -      (85,409)
Issuance of common stock for payment
   of debt at $12.40 - 1995 . . . . . .         6,000           6        74,394            -
Net operating loss for the year ended
   December 31, 1995. . . . . . . . . .             -           -             -     (159,809)
Issuance of common stock for payment
   of debt at $12.38 - 1996 . . . . . .         1,750           2        21,698            -
Net operating loss for the year ended
    December 31, 1996 . . . . . . . . .             -           -             -     (112,309)
Net operating loss for year ended
    December 31, 1997 . . . . . . . . .             -           -             -      (86,597)
Net operating loss for the year ended
    December 31, 1998 . . . . . . . . .             -           -             -      (85,531)
Net operating profit for the year ended
   December 31, 1999. . . . . . . . . .             -           -             -    1,629,254
Net operating loss for the year ended
   December 31, 2000. . . . . . . . . .             -           -             -       (4,807)

 . . . . . . . . . . . . . . . . . . . .       _____       _____         _____          _____

BALANCE DECEMBER  31, 2000. . . . . . .       107,826  $      108  $    785,294  $  (810,132)
                                         ============  ==========  ============  ============

  The  accompanying  notes  are  an integral part of these financial statements.



                              T-BAY HOLDINGS, INC.
                          (DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 30, 2000 AND 1999 AND THE PERIOD
  JANUARY 1, 1993 (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2000


                                                                    DEC 31,     DEC 31,        JAN 1, 1993
                                                                     2000         1999       TO DEC 31, 2000
                                                                   ---------  ------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (4,807)  $ 1,629,254   $      1,008,383
    Adjustments to reconcile net loss to
    net cash provided by operating
    activities

           Changes in notes and accounts payable. . . . . . . . .     4,807        43,193            664,064
           Gain from extinguishment of debt . . . . . . . . . . .         -    (1,672,447)        (1,672,447)



Net Cash Used in Operations . . . . . . . . . . . . . . . . . . .         -             -                  -
                                                                   ---------  ------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

                                                                          -             -                  -
                                                                   ---------  ------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
                                                                          -             -                  -
                                                                   ---------  ------------  -----------------
  Net Increase (Decrease) in Cash . . . . . . . . . . . . . . . .         -             -                  -

  Cash at Beginning of Period . . . . . . . . . . . . . . . . . .         -             -                  -
                                                                   ---------  ------------  -----------------

  Cash at End of Period . . . . . . . . . . . . . . . . . . . . .  $      -   $         -   $              -
                                                                   =========  ============  =================




NON  CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Issuance of  7,750  common shares for payment of debt - 1995-1996              $ 96,100
                                                                                ---------

   The accompanying notes are an integral part of these financial statements.

                             T-BAY  HOLDINGS,  INC.
                          NOTES TO FINANCIAL STATEMENTS


1.     ORGANIZATION

The Company was incorporated under the laws of the State of Utah on August 8, 1984 with the name of "Sharus Corporation" with authorized common stock of 50,000,000 shares with a par value of $0.001. On June 13, 1989 the domicile of the Company was changed to the state of Nevada in connection with a name change to "Golden Quest, Inc." On January 7, 2002 the name was changed to "T-Bay Holdings, Inc." as part of a reverse stock split of 400 shares of outstanding stock for one share. This report has been prepared showing the name change and the post stock split shares from inception.

The principal business activity of the Company has been locating and recovery of archeological artifacts, precious metals, and other valuables from shipwrecks. During 1992 the Company abandoned its operations and became inactive. The Company is considered to be in the development stage after 1992.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  adopted  a  policy  regarding  payment  of  dividends.

Income  Taxes
-------------

On December 31, 2000 the Company had a net operating loss available for carry forward of $810,132. The income tax benefit of approximately $243,040 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss expires starting in 2000 through 2022.

Basic  Net  Income  (Loss)  Per  Share
--------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split.

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

Estimates  and  Assumptions
---------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

                              T-BAY HOLDINGS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Comprehensive  Income
---------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officers-directors have acquired 54% of the outstanding common stock after the new issues during April 2002. (note 4)
An advisor to management has acquired 23% of the outstanding common stock, after the new issues during April 2002. (note 4)

4.  CHANGES  IN  CAPITAL  STOCK

During April 2002, subsequent to balance sheet date, the Company issued 4,201,998 new shares to officers-directors and an advisor to management for services. The total outstanding shares after the issuance was 4,349,969 shares.

5.  EXTINGUISHMENT  OF  DEBT

Prior to 1993 the Company incurred debt of $977,029, plus accrued interest payable through April 1999 of $695,418. Management, with legal counsel, considers the debt to be extinguished, resulting from the time limits for collection, as provided by the statute of limitations, in the state the debt was incurred, which resulted in a gain of $1,672,447.

The creditors may start legal actions against the Company, however, counsel advises that any action would be dismissed by the court.

6.  GOING  CONCERN

The Company does not have the necessary working capital to service its debt and for its planned activity.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from officers, additional equity funding, and long term debt which will enable the Company to conduct operations for the coming year.