Form 10QSB
period 2001-03-31
T BAY HOLDINGS INC
filed 2002-07-03
CIK 868689

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  2001

     [   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to

                         Commission File No. 033-37099-S

                              T-BAY HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

                   NEVADA                                  91-1465664
        (State  or  other  jurisdiction  of              (IRS  Employer
         incorporation  or  organization)              Identification  No.)


                    222 EAST STATE STREET, EAGLE, IDAHO 83616
                    (Address of principal executive offices)

                                  208-342-8888
                           (Issuer's telephone number)

                               GOLDEN QUEST, INC.
                  5882 SOUTH 900 EAST, SALT LAKE CITY, UT 84121
      (Former name, address and fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001: 107,826 shares of common stock.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                                  FORM 10-QSB
                              T-BAY HOLDINGS, INC.

                                      INDEX

                                                                           Page

PART I.                        Financial Information
          Item I.  Financial Statements (unaudited)                           3

          Balance Sheet - March 31, 2001 (unaudited)                          4

          Statement of Operations (unaudited) for the Three Months Ended
          March 31, 2001 and 2000, and for the Period from January 1,
          1993 (Inception of Development Stage) to March 31, 2001             5

          Statement of Cash Flows (unaudited) for the Three Months Ended
          March 31, 2001 and 2000, and from the Period from January 1,
          1993 (Inception of Development Stage) to March 31, 2001             6

          Notes to Condensed Financial Statements                             7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                      9

          Other Information

PART II.  Item 6.  Exhibits and Reports on Form 8-K                          10

          Signatures                                                         11

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



                              T-BAY HOLDINGS, INC.
                          (DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2001


ASSETS
CURRENT ASSETS

    Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $                   -
                                                           ---------------------

    Total Current Assets. . . . . . . . . . . .. . . . . . $                   -
                                                           ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts payable. . . . . . . . . . . . . . . . . . .  $              21,288
    Notes payable - in default. . . . . . . . . . . . . .                  6,000
                                                           ----------------------

   Total Current Liabilities. . . . . . . . . . . . . . .                 27,288
                                                           ----------------------

STOCKHOLDERS' DEFICIENCY

  Common stock
       50,000,000 shares authorized  at $0.001 par value;
107,826 shares issued and outstanding . . . . . . . . . .                    108
  Capital in excess of par value. . . . . . . . . . . . .                785,294
    Accumulated deficit - Note 1. . . . . . . . . . . . .               (812,690)
                                                           ----------------------

   Total Stockholders'  Deficiency. . . . . . . . . . . .                (27,288)
                                                           ----------------------

                                                           $                   -
                                                           ======================

The  accompanying  notes  are  an  integral  part of these financial statements.



                                       T-BAY HOLDINGS, INC.
                                   (DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF OPERATIONS
   FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND THE PERIOD   JANUARY 1, 1993 (DATE OF
                        INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2001


                                                                                 JAN 1, 1993
                                                    MAR 31,           MAR 31,          TO
                                                     2001               2000      MAR 31, 2001
                                            -----------------------  ----------  ---------------
REVENUES . . . . . . . . . . . . . . . . .  $                    -   $        -  $            -
                                            -----------------------  ----------  ---------------

EXPENSES
   Interest. . . . . . . . . . . . . . . .                       -            -         541,724
   Administrative. . . . . . . . . . . . .                   2,558            -         124,898
                                            -----------------------  ----------  ---------------


NET OPERATING  LOSS - before other gains .                  (2,558)           -        (666,622)

GAIN FROM EXTINGUISHMENT OF DEBT - note 4.                       -            -       1,672,447
                                            -----------------------  ----------  ---------------

NET GAIN (LOSS). . . . . . . . . . . . . .  $               (2,558)  $            $   $1,005,825
                                            =======================  ==========   ==============



NET LOSS PER COMMON
  SHARE

  Basic. . . . . . . . . . . . . . . . . .  $                (0.02)  $        -
                                            -----------------------  ----------



AVERAGE  OUTSTANDING
    SHARES

     Basic . . . . . . . . . . . . . . . .                 107,826      107,826
                                            -----------------------  ----------

The  accompanying  notes  are  an  integral  part of these financial statements.



                                         T-BAY HOLDINGS, INC.
                                     (DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND THE PERIOD
                JANUARY 1, 1993 (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2001


                                                                    MAR 31,     MAR 31,        JAN 1, 1993
                                                                     2001         2000       TO MAR 31, 2001
                                                                   ---------  ------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (2,558)  $         -   $      1,005,825

    Adjustments to reconcile net loss to
    net cash provided by operating
    activities

           Changes in notes and accounts payable. . . . . . . . .    (2,558)            -           666,622
           Gain from extinguishment of debt . . . . . . . . . . .         -             -        (1,672,447)


Net Cash Used in Operations . . . . . . . . . . . . . . . . . . .         -             -                  -
                                                                   ---------  ------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

                                                                          -             -                  -
                                                                   ---------  ------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
                                                                          -             -                  -
                                                                   ---------  ------------  -----------------
  Net Increase (Decrease) in Cash . . . . . . . . . . . . . . . .         -             -                  -

  Cash at Beginning of Period . . . . . . . . . . . . . . . . . .         -             -                  -
                                                                   ---------  ------------  -----------------

  Cash at End of Period . . . . . . . . . . . . . . . . . . . . .  $      -   $         -   $              -
                                                                   =========  ============  =================




NON  CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Issuance of  7,750  common shares for payment of debt - 1995-1996              $ 96,100
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

Income  Taxes
-------------

On March 31, 2001 the Company had a net operating loss available for carry forward of $812,690. The income tax benefit of approximately $243,807 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss expires starting in 2000 through 2022.

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

4.  CHANGES  IN  CAPITAL  STOCK

During April 2002, subsequent to balance sheet date, the Company issued 4,201,998 new shares to officers-directors, and an advisor to management for services. The total outstanding shares after the issuance was 4,349,969 shares.

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

THREE  MONTH  PERIODS  ENDED  MARCH  31,  2001  AND  2000

The Company had no revenue from continuing operations for the three month periods ended March 31, 2001 and 2000.

General and administrative expenses for the three month period ended March 31, 2002 and 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,969 and $1,772 for the three month period ended March 31, 2002 and 2001, respectively.

As a result of the foregoing factors, the Company realized a net loss of $1,969 for the three months ended March 31, 2002, as compared to a net loss of $1,772 for the same period in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2001, the Company had no assets and total current liabilities of $27,288 compared to no assets and total current liabilities of $14,287 at December 31, 2001. At March 31, 2000 the Company had no assets and total current liabilities of $19,923.

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

                           PART II.  OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

Subsequent to the date of this report, in June of 2002, the Company's Chairman, Larry Eastland, without admitting or denying any allegations, entered into a Consent Decree with the Securities and Exchange Commission. The case originated in the middle district of Florida and the principal parties were the Securities and Exchange Commission and Tel-One, Inc. The case number is 8:02-CV-120-T-30TGW.
The decree released Mr. Eastland as a relief defendant in a case arising from an SEC investigation of Tel-One, Inc. Mr. Eastland also agreed to disgorge any proceeds or stock he received from Tel-One, Inc.

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

ITEM  5.  CHANGE  IN  CONTROL

Subsequent to the date of this report, on January 4, 2002, there was a change in control of the Company. On January 7, 2002 the name of the Company was changed from Golden Quest Inc. to T-Bay Holdings, Inc.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

Exhibits:  None

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   T-BAY  HOLDINGS,  INC.



Date: July 1, 2002                   By: /s/ Robert  Klosterman
                                         -----------------------
                                         Robert Klosterman
                                         President  and  CEO

Date: July 1, 2002                   By: /s/ Jack  Klosterman
                                         -----------------------
                                         Jack  Klosterman
                                         Secretary  and  Treasurer