Form 10QSB
period 2001-06-30
T BAY HOLDINGS INC
filed 2002-07-03
CIK 868689

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended June 30,  2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001: 147,971 shares of common stock.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                              T-BAY HOLDINGS, INC.

                                      INDEX

                                                                           Page

PART I..  Financial Information
          Item I.  Financial Statements (unaudited)                           3

          Balance Sheet - June 30, 2001 (unaudited)                           4

          Statement of Operations (unaudited) for the Three and Six Mont
          Periods Ended June 30, 2001 and 2000, and for the Period from
          January 1, 1993 (Inception of Development Stage) to June 30,2001    5

          Statement of Cash Flows (unaudited) for the Six Months Ended
          June 30, 2001 and 2000, and from the Period from January 1,
          1993 (Inception of Development Stage) to June 30, 2001              6

          Notes to Condensed Financial Statements                             7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                      9

          Other Information

PART II.  Item 6.  Exhibits and Reports on Form 8-K                          10

          Signatures                                                         11


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



                              T-BAY HOLDINGS, INC.
                          (DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2001


ASSETS
CURRENT ASSETS

    Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $                   -
                                                           ---------------------

    Total Current Assets. . . . . . . . . . . .. . . . . . $                   -
                                                           ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts payable. . . . . . . . . . . . . . . . . . .  $               5,409
    Notes payable - in default. . . . . . . . . . . . . .                  6,000
                                                           ----------------------

   Total Current Liabilities. . . . . . . . . . . . . . .                 11,409
                                                           ----------------------

STOCKHOLDERS' DEFICIENCY

  Common stock
       50,000,000 shares authorized  at $0.001 par value;
147,971 shares issued and outstanding . . . . . . . . . .                    148
  Capital in excess of par value. . . . . . . . . . . . .                801,133
    Accumulated deficit - Note 1. . . . . . . . . . . . .               (812,690)
                                                           ----------------------

   Total Stockholders'  Deficiency. . . . . . . . . . . .                (11,409)
                                                           ----------------------

                                                           $                   -
                                                           ======================

The  accompanying  notes  are  an  integral  part of these financial statements.


                                              T-BAY HOLDINGS, INC.
                                         (DEVELOPMENT STAGE COMPANY)
                                           STATEMENT OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND THE PERIOD JANUARY 1, 1993
                        (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2001


                                      THREE MONTH                           SIX MONTHS
                           ----------------------------------      ----------------------------------
                            JUN 30,         JUN 30,                 JUN 30,          JUN 30,           JAN 1, 1993 TO
                            2001            2001                    2001             2000              JUN  30, 2001
                           ---------------  -----------------      ----------------  ----------------   ----------------

REVENUES. . . . . . . . .  $          -     $               -       $            -    $              -   $             -
                           --------------  -------------------     -----------------  ----------------  ----------------

EXPENSES

  Interest. . . . . . . .             -                     -                      -                -             541,724
    Administrative. . . .            -0-                 1,000                 2,558             1,000            124,898
                           --------------  -------------------      -----------------  ----------------  ----------------

NET PROFIT (LOSS) - . . .          (-0-)                (1,000)               (2,558)           (1,000)         (666,622)
before other gains


GAIN FROM EXTINGUISHMENT
   OF DEBT - note 4 . . .             -                     -                     -                   -         1,672,447


NET GAIN (LOSS) . . . . .  $        (-0-)  $              (1,000)    $         (2,558)    $      (1,000)    $   1,005,825
                           ==============  ======================     =================   ================  ==============



NET LOSS PER COMMON
  SHARE

  Basic . . . . . . . . .  $         (.02)  $               (.01)     $          (.02)   $          (0.1)
                           ---------------  ----------------------  -----------------    ----------------


AVERAGE  OUTSTANDING
    SHARES

     Basic. . . . . . . .          107,826                107,826              111,826            107,826
                           ---------------   ---------------------  -----------------      ----------------

   The accompanying notes are an integral part of these financial statements.



                                         T-BAY HOLDINGS, INC.
                                     (DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND THE PERIOD
                JANUARY 1, 1993 (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2001


                                                                    JUN 30,     JUN 30,        JAN 1, 1993
                                                                     2001         2000       TO JUN 30, 2001
                                                                   ---------  ------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (2,558)  $     (1,000)  $     1,005,825
    Adjustments to reconcile net loss to
    net cash provided by operating
    activities

           Changes in notes and accounts payable. . . . . . . . .    (2,558)         1,000          666,622
           Gain from extinguishment of debt . . . . . . . . . . .         -             -        (1,672,447)



Net Cash Used in Operations . . . . . . . . . . . . . . . . . . .         -             -                  -
                                                                   ---------  ------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

                                                                          -             -                  -
                                                                   ---------  ------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
                                                                          -             -                  -
                                                                   ---------  ------------  -----------------
  Net Increase (Decrease) in Cash . . . . . . . . . . . . . . . .         -             -                  -

  Cash at Beginning of Period . . . . . . . . . . . . . . . . . .         -             -                  -
                                                                   ---------  ------------  -----------------

  Cash at End of Period . . . . . . . . . . . . . . . . . . . . .  $      -   $         -   $              -
                                                                   =========  ============  =================




NON  CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Issuance of  7,750  common shares for payment of debt - 1995-1996              $ 96,100
                                                                                ---------

Issuance  of  40,145  common  shares  for payment of debt - 2001                 15,879
                                                                                 ------

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

Income  Taxes
-------------

On June 30, 2001 the Company had a net operating loss available for carry forward of $812,690. The income tax benefit of approximately $243,807 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss expires starting in 2000 through 2022.

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

THREE  MONTH  AND  SIX  MONTH  PERIODS  ENDED  JUNE  30,  2001  AND  2000

The Company had no revenue from continuing operations for the three month and six month periods ended June 31, 2001 and 2000.

General and administrative expenses for the three month periods ended June 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,558 and $1,000 for the three month periods ended June 30, 2001 and 2000, respectively.

General and administrative expenses for the six month periods ended June 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,558 and $1,000 for the six month periods ended June 30, 2001 and 2000, respectively.

As a result of the foregoing factors, the Company realized a net loss of $-0-for the three months ended June 30, 2001, as compared to a net loss of $1,000 for the same period in 2000. For the six months ended June 30, 2001 and 2000, the Company realized net losses of $2,558 and $1,000 respectively.


LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30 2001, the Company had no assets and total current liabilities of $11,409 consisting of $5,409 in accounts payable and $6,000 in notes payable compared to no assets and total current liabilities of $20,924 for the same period in 2000.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

Exhibits:  None.

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