Form 10QSB
period 2001-09-30
T BAY HOLDINGS INC
filed 2002-07-03
CIK 868689

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September 30,  2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001: 147,971 shares of common stock.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                                  FORM 10-QSB
                              T-BAY HOLDINGS, INC.

                                      INDEX

                                                                             Page
PART I..  Financial Information

          Item I.  Financial Statements (unaudited)                             3

          Balance Sheet - September 30, 2001 (unaudited)                        4

          Statement of Operations (unaudited) for the Three and Nine Month
          Periods Ended September 30, 2001 and 2000, and for the Period
          from January 1, 1993 (Inception of Development Stage) to
          September 30, 2001                                                    5

          Statement of Cash Flows (unaudited) for the Nine Months Ended
          September 30, 2001 and 2000, and from the Period from January
          1, 1993 (Inception of Development Stage) to September 30, 2001        6

          Notes to Condensed Financial Statements                               7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                        9

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                            10

          Signatures                                                           10

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



                              T-BAY HOLDINGS, INC.
                          (DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001


ASSETS
CURRENT ASSETS

    Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $                   -
                                                           ---------------------

    Total Current Assets. . . . . . . . . . . .. . . . . . $                   -
                                                           ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts payable. . . . . . . . . . . . . . . . . . .  $               7,887
    Notes payable - in default. . . . . . . . . . . . . .                  6,000
                                                           ----------------------

   Total Current Liabilities. . . . . . . . . . . . . . .                 13,887
                                                           ----------------------

STOCKHOLDERS' DEFICIENCY

  Common stock
       50,000,000 shares authorized  at $0.001 par value;
147,971 shares issued and outstanding . . . . . . . . . .                    148
  Capital in excess of par value. . . . . . . . . . . . .                801,133
    Accumulated deficit - Note 1. . . . . . . . . . . . .               (815,168)
                                                           ----------------------

   Total Stockholders'  Deficiency. . . . . . . . . . . .                (13,887)
                                                           ----------------------

                                                           $                   -
                                                           ======================

The  accompanying  notes  are  an  integral  part of these financial statements.


                                              T-BAY HOLDINGS, INC.
                                         (DEVELOPMENT STAGE COMPANY)
                                           STATEMENT OF OPERATIONS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND THE PERIOD JANUARY 1, 1993
                        (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2000


                                      THREE MONTHS                          NINE MONTHS
                           ----------------------------------      ----------------------------------
                            SEPT 30,        SEPT 30,                SEPT 30,         SEPT 30,           JAN 1, 1993 TO
                            2000            1999                    2000             1999               SEPT  30, 2000
                           ---------------  -----------------      ----------------  ----------------   ----------------

REVENUES. . . . . . . . .  $          -     $               -       $            -    $              -   $             -
                           --------------  -------------------     -----------------  ----------------  ----------------

EXPENSES

  Interest. . . . . . . .             -                     -                      -                -             541,724
    Administrative. . . .          2,477                 1,375                 5,036             2,375            127,375
                           --------------  -------------------      -----------------  ----------------  ----------------

NET PROFIT (LOSS) - . . .         (2,477)               (1,375)               (5,036)           (2,375)         (669,099)
before other gains


GAIN FROM EXTINGUISHMENT
   OF DEBT - note 4 . . .             -                     -                     -                   -         1,672,447


NET GAIN (LOSS) . . . . .  $      (2,477)  $             (1,375)     $         (5,036)    $      (2,375)    $   1,003,348
                           ==============  ======================     =================   ================  ==============



NET LOSS PER COMMON
  SHARE

  Basic . . . . . . . . .  $         (.02)  $               (.01)     $          (.04)   $          (.02)
                           ---------------  ----------------------  -----------------    ----------------


AVERAGE  OUTSTANDING
    SHARES

     Basic. . . . . . . .          147,971                107,826              134,526            107,826
                           ---------------   ---------------------  -----------------      ----------------

   The accompanying notes are an integral part of these financial statements.



                                         T-BAY HOLDINGS, INC.
                                     (DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND THE PERIOD JANUARY 1, 1993
                        (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2000


                                                                    SEPT 30,     SEPT 30,        JAN 1, 1993
                                                                     2001         2000       TO SEPT 30, 2001
                                                                   ---------  ------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (5,036)  $     (2,375)  $     1,003,348
    Adjustments to reconcile net loss to
    net cash provided by operating
    activities

           Changes in notes and accounts payable. . . . . . . . .    (5,036)         2,375           669,099

           Gain from extinguishment of debt . . . . . . . . . . .         -             -         (1,672,447)



Net Cash Used in Operations . . . . . . . . . . . . . . . . . . .         -             -                  -
                                                                   ---------  ------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

                                                                          -             -                  -
                                                                   ---------  ------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
                                                                          -             -                  -
                                                                   ---------  ------------  -----------------
  Net Increase (Decrease) in Cash . . . . . . . . . . . . . . . .         -             -                  -

  Cash at Beginning of Period . . . . . . . . . . . . . . . . . .         -             -                  -
                                                                   ---------  ------------  -----------------

  Cash at End of Period . . . . . . . . . . . . . . . . . . . . .  $      -   $         -   $              -
                                                                   =========  ============  =================



NON  CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Issuance of  7,750  common shares for payment of debt - 1995-1996              $ 96,100
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

Income  Taxes
-------------

On September 31, 2001 the Company had a net operating loss available for carry forward of $815,168. The income tax benefit of approximately $244,550 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss expires starting in 2000 through 2022.

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

4.  CHANGES  IN  CAPITAL  STOCK

During April 2002, subsequent to balance sheet date, the Company issued 4,201,988 new shares to officers-directors, and an advisor to management for services. The total outstanding shares after the issuance was 4,349,969 shares.

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

THREE  MONTH  AND  NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2001  AND  2000

The Company had no revenue from continuing operations for the three month and nine month periods ended September 30, 2001 and 2000.

General and administrative expenses for the three month periods ended September 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,477 and $1,375 for the three month periods ended September 30, 2001 and 2000, respectively.

General and administrative expenses for the nine month periods ended September 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $5,036 and $2,375 for the nine month periods ended September 30, 2001 and 2000, respectively.

As a result of the foregoing factors, the Company realized a net loss of $2,477 for the three months ended September 30, 2001, as compared to a net loss of $1,375 for the same period in 2000. For the nine months ended September 30, 2001 and 2000, the Company had net losses of $5,036 and $2,375 respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2001, the Company had no assets and total current liabilities of $13,887 consisting of $6,000 in notes payable and $7,887 in accounts payable. At September 30, 2000 the Company had no assets and total current liabilities of $22,299.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

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