Form 10KSB
period 2001-12-31
T BAY HOLDINGS INC
filed 2002-07-03
CIK 868689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark  One)
[  X  ]   Annual  report  pursuant  to  section  13 or 15(d) of the Securities
          Exchange  Act  of  1934
          For  the  fiscal  year  ended  December  31,  2001

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

The aggregate market value of the issuer's voting stock held as of December 31, 2001, by non-affiliates of the issuers was -0-. There was no active trading market and no quote for T-Bay Holdings, Inc. during fiscal year 2001, therefore the value is deemed to be $-0-.

As of December 31, 2001, issuer had 147,971 shares of its $.001 par value common stock outstanding.

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

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

Result  of  Operations  for the periods ended December 31, 2001 and December 31,
--------------------------------------------------------------------------------
2000
----

The Company generated no revenue during the periods ended December 31, 2001 and December 31, 2000. General administrative costs during the year ended December 31, 2001 were $5,436 and interest expenses were $400, resulting in a net loss of $5,436. For the year ended December 31, 2000, the Company had administrative and interest expenses of $4,807.

For the period ended December 31, 2001 the Company had no assets and total current liabilities of $14,287 consisting of $7,887 in accounts payable and $6,400 in default notes payable. For the period ended December 31, 2000 the Company had no assets and total current liabilities of $24,730 consisting of $18,730 in accounts payable and $6,000 in default notes payable.

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

No  reports  on  Form 8-K were filed during the quarter ended December 31, 2001.

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

                           December 31, 2001 and 2000


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


Board  of  Directors
T-Bay  Holdings,  Inc.
Salt  Lake  City,  Utah


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of T-Bay Holdings, Inc. (development stage company) at December 31, 2001 and the related statement's of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and the period January 1, 1993 (date of inception of development stage) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T-Bay Holdings, Inc. at December 31, 2001 and the results of operations, and cash flows for the years ended December 31, 2001 and 2000, and the period January 1, 1993 to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity , which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt  Lake  City,  Utah
May  27,  2002                                /s/Andersen  Andersen  and Strong
                                             ----------------------------------



                              T-BAY HOLDINGS, INC.
                          (DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2001


ASSETS
CURRENT ASSETS

    Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $                   -
                                                           ---------------------

    Total Current Assets. . . . . . . . . . . .. . . . . . $                   -
                                                           ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts payable. . . . . . . . . . . . . . . . . . .  $               7,887
    Notes payable - in default. . . . . . . . . . . . . .                  6,400
                                                           ----------------------

   Total Current Liabilities. . . . . . . . . . . . . . .                 14,287
                                                           ----------------------

STOCKHOLDERS' DEFICIENCY

  Common stock
       50,000,000 shares authorized  at $0.001 par value;
147,971 shares issued and outstanding . . . . . . . . . .                    148
  Capital in excess of par value. . . . . . . . . . . . .                801,133
    Accumulated deficit - Note 1. . . . . . . . . . . . .               (815,568)
                                                           ----------------------

   Total Stockholders'  Deficiency. . . . . . . . . . . .                (14,287)
                                                           ----------------------

                                                           $                   -
                                                           ======================

The  accompanying  notes  are  an  integral  part of these financial statements.



                              T-BAY HOLDINGS, INC.
                          (DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE PERIOD JANUARY 1, 1993
          (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2001


                                                                         JAN 1, 1993
                                               DEC 31,       DEC 31,          TO
                                                2001          2000       DEC 31, 2001
                                            -------------  -----------  ---------------
REVENUES . . . . . . . . . . . . . . . . .  $          -   $        -   $            -
                                            -------------  -----------  ---------------

EXPENSES
   Interest. . . . . . . . . . . . . . . .           400          400          542,124
   Administrative. . . . . . . . . . . . .         5,036        4,407          127,375
                                            -------------  -----------  ---------------


NET OPERATING  LOSS - before other gains .        (5,436)      (4,807)        (669,499)

GAIN FROM EXTINGUISHMENT OF DEBT - note 4.             -            -        1,672,447
                                            -------------  -----------  ---------------

NET GAIN (LOSS). . . . . . . . . . . . . .  $     (5,436)  $   (4,807)   $    1,002,948
                                            =============  ===========  ===============



NET LOSS PER COMMON
  SHARE

  Basic. . . . . . . . . . . . . . . . . .  $       (.04)  $     (.05)
                                            -------------  -----------



AVERAGE  OUTSTANDING
    SHARES

     Basic . . . . . . . . . . . . . . . .       135,660      105,551
                                            -------------  -----------


   The accompanying notes are an integral part of these financial statements.



                                       T-BAY HOLDINGS, INC.
                                   (DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      PERIOD  JANUARY  1,  1993  (DATE  OF  INCEPTION  OF  DEVELOPMENT  STAGE)  TO  DECEMBER  31,  2001



                                                                                                CAPITAL IN
                                                   COMMON STOCK                                 EXCESS OF      ACCUMULATED
                                                   ------------
                                            SHARES           AMOUNT                             PAR VALUE      DEFICIT
                                         ------------  ----------------------------------------  -------------  ------------
BALANCE JANUARY 1,  1993. . . . . . . .       100,076  $                                    100  $    689,202   $(1,818,516)

Net operating loss for the year ended
    December 31, 1993 . . . . . . . . .             -                                         -             -       (86,409)
Net operating loss for the year ended
    December 31, 1994 . . . . . . . . .             -                                         -             -       (85,409)
Issuance of common stock for payment
   of debt at $12.40 - 1995 . . . . . .         6,000                                         6        74,394             -
Net operating loss for the year ended
   December 31, 1995. . . . . . . . . .             -                                         -             -      (159,809)
Issuance of common stock for payment
   of debt at $12.38 - 1996 . . . . . .         1,750                                         2        21,698             -
Net operating loss for the year ended
    December 31, 1996 . . . . . . . . .             -                                         -             -      (112,309)
Net operating loss for year ended
    December 31, 1997 . . . . . . . . .             -                                         -             -       (86,597)
Net operating loss for the year ended
    December 31, 1998 . . . . . . . . .             -                                         -             -       (85,531)
Net operating profit for the year ended
   December 31, 1999. . . . . . . . . .             -                                         -             -     1,629,254
Net operating loss for the year ended
   December 31, 2000. . . . . . . . . .             -                                         -             -        (4,807)
Issuance of common stock for payment
  of debt at $.395 - April 2001 . . . .        40,145                                        40        15,839
Net operating loss for the year ended
   December 31, 2001. . . . . . . . . .             -                                        -             -         (5,436)

BALANCE DECEMBER  31, 2001. . . . . . .       147,971  $                                    148  $    801,133   $  (815,568)
                                         ============  ========================================  =============  ============

  The  accompanying  notes  are  an integral part of these financial statements.



                                      T-BAY HOLDINGS, INC.
                                  (DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 30, 2000 AND 1999 AND THE PERIOD
           JANUARY 1, 1993 (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2000


                                                                    DEC 31,     DEC 31,        JAN 1, 1993
                                                                     2001         2000       TO DEC 31, 2001
                                                                   ---------  ------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (5,436)  $   (4,807)   $      1,002,948
    Adjustments to reconcile net loss to
    net cash provided by operating
    activities

           Changes in notes and accounts payable. . . . . . . . .     5,436         4,807            669,499
           Gain from extinguishment of debt . . . . . . . . . . .         -             -         (1,672,447)



Net Cash Used in Operations . . . . . . . . . . . . . . . . . . .         -             -                  -
                                                                   ---------  ------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

                                                                          -             -                  -
                                                                   ---------  ------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
                                                                          -             -                  -
                                                                   ---------  ------------  -----------------
  Net Increase (Decrease) in Cash . . . . . . . . . . . . . . . .         -             -                  -

  Cash at Beginning of Period . . . . . . . . . . . . . . . . . .         -             -                  -
                                                                   ---------  ------------  -----------------

  Cash at End of Period . . . . . . . . . . . . . . . . . . . . .  $      -   $         -   $              -
                                                                   =========  ============  =================




NON  CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Issuance of  7,750  common shares for payment of debt - 1995-1996              $ 96,100
                                                                                ---------

Issuance of 40,145 common shares for payment of debt - 2001                      15,879
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

Income  Taxes
-------------

On December 31, 2001 the Company had a net operating loss available for carry forward of $815,568. The income tax benefit of approximately $244,670 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss expires starting in 2000 through 2022.

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

                             T-BAY  HOLDINGS,  INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



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