Form 10QSB
period 2002-03-31
T BAY HOLDINGS INC
filed 2002-07-03
CIK 868689

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 147,971 shares of common stock.

Transitional  Small  Business  Format:  Yes  [   ]  No  [X  ]



                                  FORM 10-QSB
                              T-BAY HOLDINGS, INC.

                                      INDEX

                                                                           Page
PART I..  Financial Information

          Item I.  Financial Statements (unaudited)                           3

          Balance Sheet - March 31, 2002 (unaudited)                          4

          Statement of Operations (unaudited) for the Three Months Ended
          March 31, 2002 and 2001, and for the Period from January 1,
          1993 (Inception of Development Stage) to March 31, 2002             5

          Statement of Cash Flows (unaudited) for the Three Months Ended
          March 31, 2002 and 2001, and from the Period from January 1,
          1993 (Inception of Development Stage) to March 31, 2002             6

          Notes to Condensed Financial Statements                             7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                      9

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                          10

          Signatures                                                         11

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



                              T-BAY HOLDINGS, INC.
                          (DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2002


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



                                       T-BAY HOLDINGS, INC.
                                   (DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF OPERATIONS
   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND THE PERIOD   JANUARY 1, 1993 (DATE OF
                        INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2002


                                                                                 JAN 1, 1993
                                                    MAR 31,           MAR 31,        TO
                                                    2002              2001        MAR 31, 2002
                                            -----------------------  ----------  ---------------
REVENUES . . . . . . . . . . . . . . . . .  $                    -   $        -  $            -
                                            -----------------------  ----------  ---------------

EXPENSES
   Interest. . . . . . . . . . . . . . . .                       -            -         541,724
   Administrative. . . . . . . . . . . . .                       -       (2,558)        127,375
                                            -----------------------  ----------  ---------------


NET OPERATING  LOSS - before other gains .                       -       (2,558)      (669,499)

GAIN FROM EXTINGUISHMENT OF DEBT - note 4.                       -            -       1,672,447
                                            -----------------------  ----------  ---------------

NET GAIN (LOSS). . . . . . . . . . . . . .  $                        $   (2,558)  $   $1,002,948
                                            =======================  ==========   ==============



NET LOSS PER COMMON
  SHARE

  Basic. . . . . . . . . . . . . . . . . .  $                    -  $     (.02)
                                            -----------------------  ----------



AVERAGE  OUTSTANDING
    SHARES

     Basic . . . . . . . . . . . . . . . .                 147,971      107,826
                                            -----------------------  ----------

The  accompanying  notes  are  an  integral  part of these financial statements.



                                         T-BAY HOLDINGS, INC.
                                     (DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CASH FLOWS
   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND THE PERIOD   JANUARY 1, 1993 (DATE OF
                        INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2002


                                                                    MAR 31,     MAR 31,        JAN 1, 1993
                                                                     2002         2001       TO MAR 31, 2002
                                                                   ---------  ------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -  $    (2,558)   $    1,002,948

    Adjustments to reconcile net loss to
    net cash provided by operating
    activities

           Changes in notes and accounts payable. . . . . . . . .             $    (2,558)          669,499
           Gain from extinguishment of debt . . . . . . . . . . .         -             -        (1,672,447)


Net Cash Used in Operations . . . . . . . . . . . . . . . . . . .         -             -                  -
                                                                   ---------  ------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

                                                                          -             -                  -
                                                                   ---------  ------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
                                                                          -             -                  -
                                                                   ---------  ------------  -----------------
  Net Increase (Decrease) in Cash . . . . . . . . . . . . . . . .         -             -                  -

  Cash at Beginning of Period . . . . . . . . . . . . . . . . . .         -             -                  -
                                                                   ---------  ------------  -----------------

  Cash at End of Period . . . . . . . . . . . . . . . . . . . . .  $      -   $         -   $              -
                                                                   =========  ============  =================




NON  CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Issuance of  7,750  common shares for payment of debt - 1995-1996              $ 96,100
                                                                                ---------

Issuance  of  40,145  common  shares  for  payment  of  debt  -  2001            15,879
                                                                                ---------

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

Income  Taxes
-------------

On March 31, 2002 the Company had a net operating loss available for carry forward of $815,568. The income tax benefit of approximately $244,670 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss expires starting in 2000 through 2022.

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

THREE  MONTH  PERIODS  ENDED  MARCH  31,  2002  AND  2001

The Company had no revenue from continuing operations for the three month periods ended March 31, 2002 and 2001.

General and administrative expenses for the three month period ended March 31, 2002 and 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $-0- and $2,558 for the three month period ended March 31, 2002 and 2001, respectively.

As a result of the foregoing factors, the Company realized a net loss of $-0-for the three months ended March 31, 2002, as compared to a net loss of $2,558 for the same period in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2002 and March 31, 2001 the Company had no assets. During the period ended March 31, 2002, the Company had total current liabilities of $14,287 consisting of $7,887 in accounts payable and $6,400 in default notes payable. For the period ended March 31, 2000, the Company had total current liabilities of $27,288.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

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