Form 10QSB
period 2002-05-30
T BAY HOLDINGS INC
filed 2002-08-19
CIK 868689

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June 30,  2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 4,349,969 shares of common stock, par value $0.001.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                              T-BAY HOLDINGS, INC.

                                      INDEX

                                                                                  Page
PART I..  Financial Information

          Item I.  Financial Statements (unaudited)                                  3

          Accountant's Review Report                                                 4

          Balance Sheet - June 30, 2001 (unaudited)                                  5

          Statement of Operations (unaudited) for the Three and Six Month
          Periods Ended June 30, 2002 and 2001, and for the Period from
          January 1, 1993 (Inception of Development Stage) to June 30, 2002          6

          Statement of Cash Flows (unaudited) for the Six Months Ended June 30,
          2002 and 2001, and from the Period from January 1, 1993 (Inception of
          Development Stage) to June 30, 2002                                        7

          Notes to Condensed Financial Statements                                    8

          Item 2.  Management's Discussion and Analysis of Financial
          Conditionor Plan of Operation                                              9

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                                 10

          Signatures                                                                11

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

ANDERSEN  ANDERSEN  &  STRONG,  L.C.
Certified  Public  Accountants  and  Business  Consultants

941  East  3300  South,  Suite  202
Salt  Lake  City,  Utah  84106

Telephone  801  486-0096
Fax  801  486-0098


          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The  Board  of  Directors
T-Bay  Holdings,  Inc.

We have reviewed the balance sheet of the above company as of June 30, 2002 and the related statements of operations and cash flows for the three and six months ended June 30, 2002 and 2001 and the period January 3, 1993 to June 30, 2002.
These  Financial  statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



                                       /s/Andersen  Andersen  and  Strong
                                       -----------------------------------

Salt  Lake  City,  Utah
August  14,  2002


                                  T-BAY HOLDINGS, INC.
                             (DEVELOPMENT STAGE COMPANY)
                                     BALANCE SHEET
                                     JUNE 30, 2002

                                         ASSETS

                                                              6/30/2002    12/31/2001
                                                             -----------  ------------

Current Assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $        -   $         -
  Accounts Receivable . . . . . . . . . . . . . . . . . . .           0             0
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . .           0             0
                                                             -----------  ------------
      Total current assets. . . . . . . . . . . . . . . . .           -             -
                                                             -----------  ------------

Property and Equipment, at cost
  Furniture, fixtures and equipment . . . . . . . . . . . .           0             0
  Less:  Accumulated Depreciation and amortization. . . . .           0             0
                                                             -----------  ------------
      Net property and equipment. . . . . . . . . . . . . .           0             0
                                                             -----------  ------------

Other Assets:
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . .           0             0
  Capitalized project development costs . . . . . . . . . .           0             0
  Investment in treasure. . . . . . . . . . . . . . . . . .           0             0
  Intangibles, net of accumulated amortization. . . . . . .           0             0
                                                             -----------  ------------
      Total other assets. . . . . . . . . . . . . . . . . .           0             0
                                                             -----------  ------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .  $        -   $         -
                                                             -----------  ------------

  LIABILITIES & STOCKHOLDERS EQUITY


Accounts payable. . . . . . . . . . . . . . . . . . . . . .  $   13,712   $     7,887
Notes payable - in default. . . . . . . . . . . . . . . . .       6,400         6,400
                                                             -----------  ------------
    Total Current Liabilities . . . . . . . . . . . . . . .      20,112        14,287
                                                             -----------  ------------


Common stock - $.001 par value per share
    50,000,000 shares authorized, 4,349,969
    and 147,971 shares respectively,issued and outstanding.       4,350           148
Capital in excess of par value. . . . . . . . . . . . . . .     801,133       801,133
Losses accumulated during development stage . . . . . . . .    (825,595)     (815,568)
                                                             -----------  ------------
    Total stockholders' equity (Deficiency) . . . . . . . .     (20,112)      (14,287)
                                                             -----------  ------------

                                                             $        -   $         -
                                                             -----------  ------------

                        See Notes to Financial Statements


                              T-BAY HOLDINGS, INC.
                          (DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
        For the Three Months Ended June 30, 2002 and 2001 and the Period
   January 1, 1993 (Date of Inception of Development Stage) to March 31, 2002

                                                              CUMULATIVE
                                                                FROM
                                                             1 JAN 93 TO
                                         2002        2001     30-JUN-02
                                      -----------  --------  -----------
REVENUE
  Revenues . . . . . . . . . . . . .  $        -   $      -  $        -
                                      -----------  --------  -----------

      Total revenue. . . . . . . . .  $        -   $      -  $        -
                                      -----------  --------  -----------


EXPENSES
  General and administrative . . . .      10,027          0     137,402
  Interest . . . . . . . . . . . . .           0          0     542,124
                                      -----------  --------  -----------

      Total Expenses . . . . . . . .      10,027          0     679,526
                                      -----------  --------  -----------

NET PROFIT (LOSS)
  Before other gains . . . . . . . .     (10,027)         0    (679,526)


GAIN FROM EXTINGUISHMENT OF DEBT . .           0          0   1,672,447
                                      -----------  --------  -----------


NET GAIN (LOSS). . . . . . . . . . .  $  (10,027)  $      -  $  992,921
                                      -----------  --------  -----------


NET LOSS PER SHARE OF
  COMMON STOCK - BASIC AND DILUTED .  $    (0.00)  $      -  N/A
                                      -----------  --------  -----------


WEIGHTED AVERAGE SHARES OUTSTANDING.   4,349,969    147,971  N/A
                                      -----------  --------  -----------

                        See Notes to Financial Statements


                              T-BAY HOLDINGS, INC.
                          (DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2002 and 2001 and the period
    January 1, 1993 (date of inception of development stage) to June 30, 2002

                                                                                     Cumulative
                                                                                     From
                                       Three Months Ended      Six Months Ended      1 Jan 93 to
                                            June 30,               June 30,          30-Jun-02
                                      ---------------------  ----------------------  ----------
                                         2,002       2001       2002        2001
                                      -----------  --------  -----------  ---------
REVENUE
  Revenue. . . . . . . . . . . . . .  $        -   $      -  $        -   $      -   $        -
                                      -----------  --------  -----------  ---------  -----------

      Total revenue. . . . . . . . .  $        -   $      -  $        -   $      -   $        -
                                      -----------  --------  -----------  ---------  -----------


EXPENSES
  General and administrative . . . .      10,027          0      10,027      2,558      137,402
  Interest . . . . . . . . . . . . .           0          0           0          -      542,124
                                      -----------  --------  -----------  ---------  -----------

      Total Expenses . . . . . . . .      10,027          0      10,027      2,558      679,526
                                      -----------  --------  -----------  ---------  -----------


NET PROFIT (LOSS)
  Before other gains . . . . . . . .     (10,027)         0      10,027     (2,558)    (679,526)

GAIN FROM EXTINGUISHMENT OF DEBT . .           0          0           0          -    1,672,447
                                      -----------  --------  -----------  ---------  -----------


NET GAIN (LOSS). . . . . . . . . . .  $  (10,027)  $      -  $  (10,027)  $ (2,558)  $  992,921
                                      -----------  --------  -----------  ---------  -----------


NET LOSS PER SHARE OF
  COMMON STOCK - BASIC AND DILUTED .  $    (0.00)  $      -  $      -0-   $  (0.02)  N/A
                                      -----------  --------  -----------  ---------  -----------


WEIGHTED AVERAGE SHARES OUTSTANDING.   4,349,969    147,971   2,248,970    147,971   N/A
                                      -----------  --------  -----------  ---------  -----------

                        See Notes to Financial Statements


                              T-BAY HOLDINGS, INC.
                          (DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                For the Six Months Ended June 30, 2002 and 2001

                                                                    2002       2001
                                                                  ---------  --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (Loss). . . . . . . . . . . . . . . . . . . . . . .  $(10,027)  $(2,558)
  Adjustments to reconcile net income (Loss)
          to net cash used by operating activities
      Issued capital stock for expenses. . . . . . . . . . . . .     4,202
      Changes in notes and accounts payable. . . . . . . . . . .     5,825     2,558
      Gain from extinguishment of debt . . . . . . . . . . . . .         -         -
                                                                  ---------  --------
          Net cash used by operating activities. . . . . . . . .    10,027         -
                                                                  ---------  --------


CASH FLOWS FROM INVESTING ACTIVITIES . . . . . . . . . . . . . .         -         -
                                                                  ---------  --------


CASH FLOWS FROM FINANCING ACTIVITIES . . . . . . . . . . . . . .         -         -
                                                                  ---------  --------

  Net Increase (Decrease) in Cash. . . . . . . . . . . . . . . .         -         -

  Cash at Beginning of Period. . . . . . . . . . . . . . . . . .         -         -
                                                                  ---------  --------


CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . .  $      -   $     -
                                                                  ---------  --------


NONCASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of 7,750 common shares for payment of debt 1995-1996.            $ 96,100
                                                                            ---------

  Issuance of 40,145 common shares for payment of debt - 2001. .            $ 15,879
                                                                            ---------

  Issuance of 1,998 common shares for reconciliation - 2002. . .            $      2
                                                                            ---------

  Issuance of 4,200,000 common shares for expenses - 2002. . . .            $  4,200
                                                                            ---------

                        See Notes to Financial Statements


                              T-BAY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Statement of Changes in Stockholders' Equity (Deficiency)
                     For the Six Months Ended June 30, 2002

                                                                       Losses
                                                                     Accumulated
                                     Common  Stock       Additional    During
                                     -----------------
                                                         Paid-in      Development
                                      Shares    Amount   Capital        Stage
                                     ---------  -------  --------    ----------
Stockholders' equity, 31 Dec 2001 .    147,971  $   148  $801,133    $(815,568)


Net loss for the period ended
   June 30, 2002. . . . . . . . . .          -        -         -            -
                                     ---------  -------  --------    ----------



Stockholders' equity, 30 June 2002.  4,349,696  $   148  $801,133    $(815,568)


Shares issued for reconciliation. .      1,998        2         -            -
Shares issued for assets. . . . . .  4,200,000    4,200         -

Net Loss for the 3 month
  period ended June 30, 2002. . . .          -        -         -            -
                                     ---------  -------  --------    ----------



Stockholders' equity, June 30, 2002  4,349,969  $ 4,350  $801,133    $(815,568)
                                     ---------  -------  --------    ----------

                        See Notes to Financial Statements

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

Income  Taxes
-------------

On June 30, 2002 the Company had a net operating loss available for carry forward of $825,595. The income tax benefit of approximately $247,679 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss expires starting in 2000 through 2022.

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

3.  SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officers-directors have acquired 54% of the outstanding common stock after the new issues during April 2002. (note 4)

An advisor to management has acquired 23% of the outstanding common stock, after the new issues during April 2002. (note 4)

4.  CHANGES  IN  CAPITAL  STOCK

During April 2002, the Company issued 4,201,998 new shares to officers-directors, and an advisor to management for services. The total outstanding shares after the issuance was 4,349,969 shares.

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

GENERAL

T-Bay Holdings, Inc. ("T-Bay" or the "Company") was incorporated under the laws of the State of Utah on August 8, 1984 with the name of "Sharus Corporation" with authorized common stock of 50,000,000 shares with a par value of $0.001. On June 13, 1989 the domicile of the Company was changed to the state of Nevada in connection with a name change to Golden Quest, Inc. During 1992 the Company abandoned its operations and became inactive. The Company is considered to be in the development stage after 1992. On January 4, 2002, there was a change in control of the Company and on January 7 the Company's name was changed from Golden Quest, Inc. to T-Bay Holdings, Inc.

The principal business activity of T-Bay has been locating and selling archeological artifacts, precious metals, and other valuables recovered from shipwrecks. T-Bay's current business plan is to direct its energies toward locating and acquiring the representational rights to previously recovered artifacts. The Company is also considering developing television and film projects relating to adventure and treasure recovery activities.

THREE  MONTH  AND  SIX  MONTH  PERIODS  ENDED  JUNE  30,  2002  AND  2001

The Company had no revenue from continuing operations for the three month and six month periods ended June 30, 2002 and 2001. The Company did not have any active operations in 2001, however, in January of 2002, there was a change in control of the Company. The Company's current management is working toward implementing its business plan and resuming activity.

General and administrative expenses for the three month and six month periods ended June 30, 2001 were $2,558. Expenses for the three month and six month periods ended June 30, 2002 were $10,027. During the period ended June 30, 2002, general administrative expenses increased by $7,469 (or 290%). Higher expenses in 2002 were largely attributable to administrative, legal and professional expenses associated with the change in control of the Company and the relocation of corporate offices.

As a result of the foregoing factors, the Company realized a net loss of $10,027 for the three and six months ended June 30, 2002, as compared to a net loss of $-0- for the three months ended June 30, 2001, and $2,558 for the six months ended June 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2002, the Company had no assets and total current liabilities of $20,112 consisting of $13,712 in accounts payable and $6,400 in default notes payable. At June 30 2001, the Company had no assets and total current liabilities of $11,409 consisting of $5,409 in accounts payable and $6,000 in notes payable.

Management believes that the Company will be able to satisfy the administrative and reporting obligations of a public company for the next twelve months or until Company's business plan is implemented. However, there can be no assurances to that effect, as the Company has generated no revenue and has no liquid assets. Should the Company require additional capital, it may take loans from officers, sell equity of the Company or find other forms of debt financing. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) locate and acquire the representational rights to previously recovered artifacts for resale or auction. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any representational rights to artifact collections, and there can be no assurance that the Company will identify a collection suitable for representation in the future. Further, there can be no assurance that the Company would be successful in consummating any representational interest on favorable terms.



                           PART II.  OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

On or about July 17, 2001, Larry Eastland and Robert Klosterman were among several defendants named in a lawsuit filed by Asconi Corporation in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. The amended complaint generally alleges breach of fiduciary duty relating to the value of certain assets prior to the execution of an Exchange Agreement between Grand Slam Treasures Inc. and Asconi Corporation. The complaint also alleges civil conspiracy relating to compensation under various consulting agreements. Mr. Eastland and Mr. Klosterman are former directors of Grand Slam Treasures, Inc., the predecessor of plaintiff Asconi Corporation. Mr. Klosterman and Mr. Eastland have denied the allegations and are currently negotiating a settlement.

To the best of the Company's knowledge, no other proceedings by or against T-Bay or its officers are pending.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.


EXHIBITS:

EXHIBIT NUMBER  TITLE                                       LOCATION


          99.1    Certification of Chief Executive Officer  Attached

          99.2    Certification of Chief Financial Officer  Attached

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   T-BAY  HOLDINGS,  INC.



August  16,  2002                  /s/Robert  Klosterman
                                  -------------------------
                                     Robert  Klosterman
                                     President  and  CEO


August  16,  2002                 /s/Jack  Klosterman
                                 --------------------------
                                     Jack  Klosterman
                                     Chief  Financial  Officer