Form 10QSB
period 2002-09-30
T BAY HOLDINGS INC
filed 2002-11-19
CIK 868689

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2002

     [   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to

                         Commission File No. 033-37099-S

                              T-BAY HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                91-1465664
  (State or other jurisdiction of         (IRS Employer Identification No.)
  incorporation    or organization

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 4,349,969 shares of common stock, par value $0.001

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                              T-BAY HOLDINGS, INC.

                                      INDEX

                                                                             Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)                             3

          Balance Sheet - September 30, 2002 (unaudited)                        4

          Statement of Operations (unaudited) for the Three and Nine Month
          Periods Ended September 30, 2002 and 2001, and for the Period
          from January 1, 1993 (Inception of Development Stage) to              5
          September 30, 2002

          Statement of Cash Flows (unaudited) for the Nine Months Ended
          September 30, 2002 and 2001, and the Period from January 1,
          1993 (Inception of Development Stage) to September 30, 2002           6

          Unaudited Statement of Changes in Stockholders' Equity
          (Deficiency) for the Nine Months ended September 30, 2002.            7

          Notes to Condensed Financial Statements                               8

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                       10

          Item 3.  Controls and Procedures                                     11

PART II.  Other Information

          Item 1.  Legal Proceedings                                           11

          Item 6.  Exhibits and Reports on Form 8-K                            12

          Signatures                                                           12

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


                              T-BAY HOLDINGS, INC.
                          (DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002

                                     ASSETS
                                                                9/30/2002    12/31/2001
                                                               -----------  ------------
Current Assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        -   $         -
  Accounts Receivable . . . . . . . . . . . . . . . . . . . .           0             0
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . .           0             0
                                                               -----------  ------------
      Total current assets. . . . . . . . . . . . . . . . . .           -             -
                                                               -----------  ------------

Property and Equipment, at cost
  Furniture, fixtures and equipment . . . . . . . . . . . . .           0             0
  Less:  Accumulated Depreciation and amortization. . . . . .           0             0
                                                               -----------  ------------
      Net property and equipment. . . . . . . . . . . . . . .           0             0
                                                               -----------  ------------

Other Assets:
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . .           0             0
  Capitalized project development costs . . . . . . . . . . .           0             0
  Investment in treasure. . . . . . . . . . . . . . . . . . .           0             0
  Intangibles, net of accumulated amortization. . . . . . . .           0             0
                                                               -----------  ------------
      Total other assets. . . . . . . . . . . . . . . . . . .           0             0
                                                               -----------  ------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $        -   $         -
                                                               -----------  ------------

                        LIABILITIES & STOCKHOLDERS EQUITY

Current Liabilites:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .  $   14,477   $     7,887
  Notes payable - in default. . . . . . . . . . . . . . . . .       6,400         6,400
                                                               -----------  ------------
      Total Current Liabilities . . . . . . . . . . . . . . .      20,877        14,287
                                                               -----------  ------------

Stockholders' Equity (Deficiency)
  Common stock - $.001 par value per share
      50,000,000 shares authorized, 4,349,969
      and 147,971 shares respectively,issued and outstanding.       4,350           148
  Capital in excess of par value. . . . . . . . . . . . . . .     801,133       801,133
  Losses accumulated during development stage . . . . . . . .    (826,360)     (815,568)
                                                               -----------  ------------
      Total stockholders' equity (Deficiency) . . . . . . . .     (20,877)      (14,287)
                                                               -----------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY) . . .  $        -   $         -
                                                               -----------  ------------

                        See Notes to Financial Statements


                                     T-BAY  HOLDINGS,  INC.
                                   (Development Stage Company)
                                     STATEMENT OF OPERATIONS
      For the Three Months and Nine Months Ended September 30, 2002 and 2001 and the period
          January 1, 1993 (date of inception of development stage) to September 30, 2002

                                                                                      Cumulative
                                                                                         From
                                        Three Months Ended      Nine Months Ended     1 Jan 93 to
                                          September 30,           September 30,        30-Sep-02
                                      ----------------------  ----------------------  -----------
                                         2,002       2001        2002        2001
                                      -----------  ---------  -----------  ---------
REVENUE
  Revenue. . . . . . . . . . . . . .  $        -   $      -   $        -   $      -   $        -
                                      -----------  ---------  -----------  ---------  -----------

      Total revenue. . . . . . . . .  $        -   $      -   $        -   $      -   $        -
                                      -----------  ---------  -----------  ---------  -----------


EXPENSES
  General and administrative . . . .         765      2,478       10,792      5,036      138,167
  Interest . . . . . . . . . . . . .           0          0            0          -      542,124
                                      -----------  ---------  -----------  ---------  -----------

      Total Expenses . . . . . . . .         765      2,478       10,792      5,036      680,291
                                      -----------  ---------  -----------  ---------  -----------


NET PROFIT (LOSS)
  Before other gains . . . . . . . .        (765)    (2,478)     (10,792)    (5,036)    (680,291)

GAIN FROM EXTINGUISHMENT OF DEBT . .           0          0            0          -    1,672,447
                                      -----------  ---------  -----------  ---------  -----------


NET GAIN (LOSS). . . . . . . . . . .  $     (765)  $ (2,478)  $  (10,792)  $ (5,036)  $  992,156
                                      -----------  ---------  -----------  ---------  -----------


NET LOSS PER SHARE OF
  COMMON STOCK - BASIC AND DILUTED .  $    (0.00)  $  (0.02)  $    (0.00)  $  (0.03)  N/A
                                      -----------  ---------  -----------  ---------  -----------


WEIGHTED AVERAGE SHARES OUTSTANDING.   4,349,969    147,971    2,949,303    147,971   N/A
                                      -----------  ---------  -----------  ---------  -----------

                        See Notes to Financial Statements


                                       T-BAY  HOLDINGS,  INC.
                                    (Development Stage Company)
                                      STATEMENT OF CASH FLOWS
                       For the Nine Months Ended September 30, 2002 and 2001

                                                                                        Cumulative
                                                                                           From
                                                                                       1 Jan 93 to
                                                                    2002       2001     30-sep-02
                                                                  ---------  --------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (Loss). . . . . . . . . . . . . . . . . . . . . . .  $(10,792)  $(5,036)  $   992,156
  Adjustments to reconcile net income (Loss)
          to net cash used by operating activities
      Issued capital stock for expenses. . . . . . . . . . . . .     4,202                   4,202
      Changes in notes and accounts payable. . . . . . . . . . .     6,590     5,036       676,089
      Gain from extinguishment of debt . . . . . . . . . . . . .         -         -    (1,672,447)
                                                                  ---------  --------  ------------
          Net cash used by operating activities. . . . . . . . .         -         -             -
                                                                  ---------  --------  ------------


CASH FLOWS FROM INVESTING ACTIVITIES . . . . . . . . . . . . . .         -         -             -
                                                                  ---------  --------  ------------


CASH FLOWS FROM FINANCING ACTIVITIES . . . . . . . . . . . . . .         -         -             -
                                                                  ---------  --------  ------------

  Net Increase (Decrease) in Cash. . . . . . . . . . . . . . . .         -         -             -

  Cash at Beginning of Period. . . . . . . . . . . . . . . . . .         -         -             -
                                                                  ---------  --------  ------------


CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . .  $      -   $     -   $         -
                                                                  ---------  --------  ------------


NONCASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of 7,750 common shares for payment of debt 1995-1996.                          $ 96,100
                                                                                        ----------

  Issuance of 40,145 common shares for payment of debt - 2001. .                          $ 15,879
                                                                                        ----------

  Issuance of 1,998 common shares for reconciliation - 2002. . .                          $      2
                                                                                        ----------

  Issuance of 4,200,000 for expenses - 2002. . . . . . . . . . .                          $  4,200
                                                                                        ----------


                        See Notes to Financial Statements


                                 T-BAY HOLDINGS, INC.
                            (A Development Stage Company)
              Statement of Changes in Stockholders' Equity (Deficiency)
                     For the Nine Months Ended September 30, 2002

                                                                       Losses
                                                                     Accumulated
                                        Common  Stock    Additional    During
                                     ------------------
                                                         Paid-in     Development
                                      Shares    Amount   Capital        Stage
                                     ---------  -------  ----------  ----------
Stockholders' equity, 31 Dec 2001 .    147,971  $   148  $801,133    $(815,568)


Net loss for the period ended
   March 31, 2002 . . . . . . . . .          -        -         -            -
                                     ---------  -------  ----------  ----------



Stockholders' equity, 31 Mar 2002 .    147,971  $   148  $801,133    $(815,568)


Shares issued for reconciliation. .      1,998        2         -            -
Shares issued for assets. . . . . .  4,200,000    4,200         -

Net Loss for the 3 month
  period ended June 30, 2002. . . .          -        -         -      (10,027)
                                     ---------  -------  ----------  ----------



Stockholders' equity, June 30, 2002  4,349,969  $ 4,350  $801,133    $(825,595)


Net loss for the 3 month
  period ended Sept. 30, 2002 . . .          -  $     -  $      -    $    (765)
                                     ---------  -------  ----------  ----------


Stockholders' equity, June 30, 2002  4,349,969  $ 4,350  $801,133    $(826,360)
                                     ---------  -------  ----------  ----------


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

The principal business activity of the Company has been locating and recovering archeological artifacts, precious metals, and other valuables from shipwrecks. During 1992 the Company abandoned its operations and became inactive. The Company is considered to be in the development stage after 1992.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  adopted  a  policy  regarding  payment  of  dividends.

Income  Taxes
-------------

On September 30, 2002 the Company had a net operating loss available for carry forward of $826,360. The income tax benefit of approximately $247,908 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss expires starting in 2000 through 2022.

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

3.  SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officers-directors have acquired 54% of the outstanding common stock after the new issues during April 2002. (note 4)

An advisor to management has acquired 23% of the outstanding common stock, after the new issues during April 2002. (note 4)

4.  CHANGES  IN  CAPITAL  STOCK

During April 2002, the Company issued 4,201,998 new shares to officers-directors, and a management advisor for services. The total outstanding shares after the issuance was 4,349,969 shares.

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

GENERAL

T-Bay Holdings, Inc. ("T-Bay" or the "Company") was incorporated under the laws of the State of Utah on August 8, 1984 under the name "Sharus Corporation" with authorized common stock of 50,000,000 shares, par value $0.001. On June 13, 1989 the domicile of the Company was changed to the state of Nevada in connection with a name change to Golden Quest, Inc. During 1992 the Company abandoned its operations and became inactive, and the Company is considered to be in the development stage after 1992. On January 4, 2002, there was a change in control of the Company and on January 7, 2002 the Company's name was changed from Golden Quest, Inc. to T-Bay Holdings, Inc.

The previous business activity of T-Bay has been locating and selling archeological artifacts, precious metals, and other valuables recovered from shipwrecks. T-Bay's current business plan is to direct its energies toward locating and acquiring the representational rights to previously recovered artifacts.

THREE  MONTH  AND  NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  2001

The Company had no revenue from continuing operations for the three month and Nine month periods ended September 30, 2002 and 2001, and has not generated any revenue since inception. However, in January of 2002 there was a change in control of the Company. The Company's current management is working toward implementing its business plan and resuming activity.

General and administrative expenses for the three month periods ended September 30, 2001 and 2002 were $765 and $2,478, respectively. Expenses for the nine month periods ended September 30, 2001 and 2002 were $5,036 and $10,027 respectively. General and administrative expenses increased $5,756 (or 114%) to $10,792 for the nine month period ended September 30, 2002 as compared to the similar period in 2001. Higher administrative expenses during the first nine months of 2002 were largely attributable to administrative, legal and professional expenses associated with the change in control of the Company, the relocation of corporate offices, and bringing the Company current in its filings.

As a result of the foregoing factors, the Company realized a net loss of $765 for the three months ended September 30, 2002, as compared to a net loss of $2,478 for the same period in 2001. For the nine months ended September 30, 2002 and 2001, the Company realized net losses of $10,792 and $5,036, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2002, the Company had no assets and total current liabilities of $20,112 consisting of $13,712 in accounts payable and $6,400 in default notes payable. At September 30 2001, the Company had no assets and total current liabilities of $11,409 consisting of $5,409 in accounts payable and $6,000 in notes payable.

PLAN  OF  OPERATION

The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) locate and acquire the representational rights to previously recovered artifacts for potential resale or auction. The Company is currently negotiating with independent collectors and hopes to have some representational agreements in place for an auction tentatively scheduled for the summer of 2003. However, the Company has no understandings, commitments or agreements in place with respect to the acquisition of any representational rights at the present time, and there can be no assurance that the Company will identify or acquire a collection suitable for representation in the future. Further, there can be no assurance that the Company would be successful in consummating any representational interest on favorable terms.

The Company does not have sufficient cash or short-term investments to meet the anticipated needs of the Company's operations through the next 12 months. Should the Company require additional capital, it may take loans from officers, sell equity of the Company or find other forms of debt financing.

ITEM  3.  CONTROLS  AND  PROCEDURES

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

                           PART II.  OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

On or about July 17, 2001, Larry Eastland and Robert Klosterman were among several defendants named in a lawsuit filed by Asconi Corporation in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. The amended complaint generally alleges breach of fiduciary duty relating to the value of certain assets prior to the execution of an Exchange Agreement between Grand Slam Treasures Inc. and Asconi Corporation. The complaint also alleges civil conspiracy relating to compensation under various consulting agreements. Mr. Eastland and Mr. Klosterman are former directors of Grand Slam Treasures, Inc., the predecessor of plaintiff Asconi Corporation. Mr. Klosterman and Mr. Eastland have denied the allegations.

To the best of the Company's knowledge, no other proceedings by or against T-Bay or its officers are pending.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.


EXHIBITS:

EXHIBIT NUMBER  TITLE                                     LOCATION

          99.1  Certification of Chief Executive Officer  Attached

          99.2  Certification of Chief Financial Officer  Attached



                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   T-BAY  HOLDINGS,  INC.


November  18,  2002                /s/Robert  Klosterman
                                   ----------------------
                                   Robert  Klosterman
                                   President  and  CEO


November  18,  2002                /s/Jack  Klosterman
                                   ------------------------
                                   Jack  Klosterman
                                   Chief  Financial  Officer