Form 10KSB
period 2002-12-31
T BAY HOLDINGS INC
filed 2003-12-02
CIK 868689

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[ X ]

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

[   ]

Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ______________

Commission File Number 033-37099 S

T-Bay Holdings, Inc.

 (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1465664 (I.R.S. Employer I.D. No.)

222 East State Street Eagle, ID 83616

(Address and Zip Code of principal executive offices)

(208) 342-8888

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

$.001 par value, common voting shares

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]   No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [   ]

The issuer’s revenue for its most recent fiscal year was: $-0-

There was no trading market and no quote for T-Bay Holdings, Inc. during fiscal year 2002, therefore the aggregate market value of the issuer’s voting stock held by non-affiliates as of December 31, 2002 is deemed to be $-0-.

As of December 31, 2002, issuer had 4,349,969 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Format:  Yes [    ]   No [ X ]

Documents incorporated by reference: none

#

T-BAY HOLDINGS, INC.

Form 10-KSB, December 31, 2002

INDEX

Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 5 5 5
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A  Disclosure Controls and Procedures

5 6 7 7 7
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Signatures

8 8 8 9 9 10

(Inapplicable items have been omitted)

#

PART I

Item 1.  Description of  Business.

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the “Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

General

T-Bay Holdings, Inc. incorporated under the laws of the State of Utah on August 8, 1984 under the name of Sharus Corporation with authorized common stock of 50,000,000 shares with a par value of $0.001. On June 13, 1989 the Company re-domiciled to the state of Nevada and changed its name to Golden Quest, Inc.  Golden Quest implemented a business plan focusing on mining, salvage and acquiring the rights to valuables recovered from shipwrecks.  The Company had sporadic operations until 1992 when the Company abandoned its activities.  The Company remained essentially dormant until January of 2002 and is considered to be in the development stage after 1992.

On January 7, 2002, there was a change in control of the Company and the name was changed to T-Bay Holdings, Inc.  Following the change in control, T-Bay’s new management attempted to resume activities in mining, salvage and treasure recovery.  Management also explored the possibility of developing television and film projects related to treasure recovery and ocean exploration.  These efforts proved unsuccessful and in December of 2002, T-Bay began exploring other business opportunities.

Our Business

T-Bay is currently engaged in seeking an interest in a business opportunity.  We are not restricting our search to any particular industry or geographical area.  We may therefore engage in essentially any business in any industry.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment.  There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks.  In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people.  Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests.  In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location.  We may acquire a business opportunity in any stage of development.  This includes opportunities involving “start up” or new companies.  In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company.  We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

Generally, we will analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

Methods of Participation of Acquisition

Management will review specific business and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of the our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity.  We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references and conduct other reasonable measures.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity.  The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not currently have any employees but rely upon the efforts of our officers and directors to conduct our business.  We do not have any employment or compensation agreements in place with our officers and directors although they are reimbursed for expenditures advanced on our behalf.

Governmental Regulation

We do not anticipate that government regulations will have a significant impact on our business.

Item 2.  Description of Property

T-Bay does not currently own or have interest in any real property.  We intended to lease office space beginning in March of 2002 but were unable to due to cash flow restrictions.  Our chief executive officer allows us to use his office as a mailing address at no charge.  We anticipate that this arrangement will continue indefinitely.  We believe the use of this space is of negligible monetary value as we do not currently have active operations and do not require office facilities or staff, accordingly, we have not recorded any rental expense.  Should we acquire a business opportunity, we may seek another office, however, we have no plans or understanding to do so at the current time.

Item 3.  Legal Proceedings.

On or about July 17 of 2001, our current executive officer and director, Larry Eastland and our former executive officer and director, Robert Klosterman, were among several defendants named in a lawsuit filed by Asconi Corporation in the Ninth Judicial Circuit Court in Orange County, Florida.  Mr. Eastland and Mr. Klosterman were former directors of Grand Slam Treasures, Inc., the predecessor of Asconi Corporation.  Mr. Klosterman and Mr. Eastland entered general denials and subsequent to the date of this report, Asconi Corporation dropped their claims against Mr. Klosterman and Mr. Eastland during the first quarter of fiscal 2003.

To the best of the Company’s knowledge, no other legal proceedings are currently active or pending by or against T-Bay, its officers, directors or affiliates.

Item 4.  Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

There was no active trading market and no quote for T-Bay Holdings, Inc. during the fiscal years ended December 31, 2002 and 2001.  At December 31, 2002 there were 307 shareholders of record and 4,349,969 common shares issued and outstanding.

T-Bay has not paid or declared any dividends since inception and does not intend to declare any dividends in the foreseeable future.  Our ability to pay dividends is subject to limitations imposed by Nevada law.  Under Section 78.288 of the Nevada Revised Statutes, dividends may only be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business without affecting the preferential rights of shareholders on dissolution.

Recent Changes in Securities

During the year ended December 31, 2001 we issued 40,145 restricted common shares for payment of debt totaling $15,879.  The securities were issued to accredited investors in private transactions, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  The investors had preexisting relationships with T-Bay and had access to all material information pertaining to our company and financial condition.  No broker was involved and no commissions were paid in the transactions.

In April of 2002 we issued 4,201,998 restricted common shares to officers, directors and an advisor for management services.  The securities were issued to accredited investors in private transactions, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  The investors had preexisting relationships with T-Bay and had access to all material information pertaining to our company and financial condition.  No broker was involved and no commissions were paid in the transactions.

In April of 2003 we issued 6,003,000 restricted common shares for payment of $60,030 in debt that was due on December 31, 2002.  The securities were issued to accredited investors in private transactions, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  The investors had preexisting relationships with T-Bay and had access to all material information pertaining to our company and financial condition.  No broker was involved and no commissions were paid in the transactions.

Subsequent to the date of this report, in June of 2003 we issued 2,273,000 common shares for payment of debt totaling $22,730.  The securities were issued to accredited investors in private transactions, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  The investors had preexisting relationships with T-Bay and had access to all material information pertaining to our company and financial condition.  No broker was involved and no commissions were paid in the transactions.

Subsequent to the date of this report, in June of 2003 we issued 1,151,000 restricted common shares to accredited investors as payment for services valued at $11,510.  The securities were issued to accredited investors in private transactions, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  The investors had preexisting relationships with T-Bay and had access to all material information pertaining to our company and financial condition.  No broker was involved and no commissions were paid in the transactions.

Subsequent to the date of this report, in July and August of 2003 we issued 3,730,000 common shares for payment of debt totaling $37,300.  The securities were issued to accredited investors in private transactions, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  The investors had preexisting relationships with T-Bay and had access to all material information pertaining to our company and financial condition.  No broker was involved and no commissions were paid in the transactions.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Result of Operations for the periods ended December 31, 2002 and December 31, 2001

The Company generated no revenue during the years ended December 31, 2002 and December 31, 2001.  For the year ended December 31, 2002, the Company had general and administrative expenses of $76,422 and income from extinguishment of debt of $6,400.  As a result of these factors, T-Bay realized a net loss of $70,022 during 2002. General administrative costs during the year ended December 31, 2001 were $5,036 and interest expenses were $400, resulting in a net loss of $5,436.  Higher expenses in 2002 were the result of accounting and auditing fees, legal expenses and professional fees associated with the change in control of the company in January of 2002 and bringing current the Company’s SEC reports.

At December 31, 2002 the Company had no assets and total current liabilities of $80,107 consisting of $67,282 in accounts payable and $12,825 in accounts payable to related parties.  For the period ended December 31, 2001 the Company had no assets and total current liabilities of $14,287 consisting of $7,887 in accounts payable and $6,400 in default notes payable.

Liquidity and Capital Resources

We do not have sufficient capital to pay our debts and implement our business plan.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. Management is currently negotiating to reduce accounts payable through issuances of common stock in exchange for cancellation of debt.  We anticipate that this will substantially reduce our liabilities in the coming year.

During the past two years, we have relied on advances from officers and directors to fund our basic operations.  These advances are payable on demand and carry no interest.  Management anticipates that we will receive sufficient advances to fund its anticipated activities for the next twelve months.  However, there are no formal agreements or understandings to that effect.  T-Bay has not generated any revenues since inception and the Company’s need for capital may change dramatically if it acquires an interest in a business opportunity.  Should T-Bay require additional capital, it may take additional advances or loans from officers, sell equity or find other forms of debt financing.

T-Bay’s current operating plan is to bring current its public reports and search for businesses, products, technologies and companies for potential acquisition.  At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that management will identify a business venture suitable for acquisition in the future.  Further, management cannot guarantee that T-Bay will be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

Item 7.  Financial Statements.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 11.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Disclosure Controls and Procedures

As of December 31, 2002, under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness and operation of our disclosure controls and reporting procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our procedures for gathering, maintaining, analyzing and disclosing information required in Exchange Act reports are effective.  There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

To help ensure the effectiveness of our disclosure controls and procedures, we have recently adopted a corporate Code of Ethics and Business Conduct.  In pertinent part, the Code authorizes the establishment of an audit committee to oversee the effectiveness of our disclosure controls and reporting procedures.  A copy of our Code of Ethics is attached as an exhibit to this report.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our business is managed by Dr. Larry Eastland, our sole executive officer and director.  Subsequent to the date of this report, in July of 2002, our former president, executive officer and director, Mr. Robert Klosterman, passed away.  The following table sets forth the name, age, position and office term of T-Bay’s current management.

Name	Age	Position	Since
Larry L. Eastland	60	Chief Executive Officer, Chief Financial Officer, Chairman of the Board	Jan 4, 2002
Jack Klosterman	51	Corporate Secretary	Jan 4, 2002

The following is brief biographical information about our management.

Larry L. Eastland, PhD, Chief Executive Officer, Chief Financial Officer and sole Director.  Dr. Eastland is currently self-employed as a business consultant and political advisor.  From 1996 to 2001 Mr. Eastland was CEO of Grand Slam Treasures, Inc.  Prior to that, he was the President and CEO of MEDTEX Corporation from 1993 to 1995.  Mr. Eastland earned his doctorate degree in quantitative research from the University of Southern California in 1976.  He is a veteran of the United States Marine Corps and has been actively engaged in Republican Party politics since 1972.

Jack Klosterman, Corporate Secretary.  Jack Klosterman served as our Chief Financial Officer from January of 2002 through December 2002 and currently serves as our corporate secretary.  Mr. Klosterman has been managing partner of Klosterman Business Management since 1977 and is also the director of 1 Swing, Inc., a golf product company he founded in 1992.  Mr. Klosterman attended California State University, Northridge.

Item 10.  Executive Compensation

T-Bay does not have any employment agreements in place with our executive officers and they have not received any salary or compensation.  We do not anticipate paying any salaries until we identify a suitable business opportunity and are able to develop profitable operations.  Our directors are not compensated for their service on the Board, but are reimbursed for expenses incurred on behalf of the company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2002, the number and percentage of the 4,349,969 shares of then issued and outstanding common stock which, according to the information supplied to the Company, were beneficially owned by each person who is currently an executive officer, director, or manager of T-Bay, current directors, executive officers and managers as a group, and each person known to us that is the beneficial owner of more than 5% of our issued and outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Amount	Percentage
Larry L. Eastland (1) 2075 Belgrave Way Eagle, ID 83616	1,101,194	25.31
Bob Klosterman (2) 266 Park Lane Eagle, ID 83616	1,166,751	26.82
Ben Smith 222 East State Street Eagle, ID 83616	1,000,563	23.00
Officers, Directors and Nominees as a Group: 1 Person	1,101,145	25.31

(1)

Officer and director.

(2)

Former officer and director.

All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified.  All officers serve at the discretion of the Board of Directors.

Item 12.  Certain Relationships and Related Transactions.

At December 31, 2002, we owed our sole executive officer and director, Mr. Larry Eastland, $12,825 in advances.  The advances were used to pay general and administrative expenses.  The advances carry no interest and are payable on demand.

Mr. Eastland allows us to use his office as a mailing address at no charge.  We anticipate that this arrangement will continue indefinitely.  We believe the use of this space is of negligible monetary value as we do not currently have active operations and do not require office facilities or staff, accordingly, we have not recorded any rental expense owed to Mr. Eastland.

Officers, directors and family members own or control approximately 33% of T-Bay’s outstanding common stock.

Item 13.  Exhibits and Reports on Form 8-K

Exhibit Number	Title	Location
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Chief Financial Officer and Chief Fianancial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
99.1	T-Bay Holdings, Inc. Corporate Code of Ethics	Attached

Reports on Form 8-K:

T-Bay did not file any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T-Bay Holdings, Inc.

Date: November 23, 2003

By: /s/ Larry Eastland

Larry Eastland

Chief Executive Officer

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 23, 2003

By: /s/ Larry Eastland

Larry Eastland

Director

#

T-BAY HOLDINGS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2002 and 2001

INDEX

Page

Independent Auditors’ Report

12

Balance Sheets

13

Statements of Operations

14

Statements of Stockholders’ Equity

15

Statements of Cash Flows

16

Notes to Financial Statements

17-19

#

SELLERS & ANDERSEN , L.L.C.

941 East 3300 South, Suite 202

Certified Public Accountants and Business Consultants                              Salt Lake City, Utah 84106

Member SEC Practice Section of the AICPA                                                        Telephone 801 486-0096

        Fax 801 486-0098

Board of Directors

T-Bay Holdings, Inc.

Salt Lake City, Utah

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of T-Bay Holdings, Inc. (development stage company) at December 31, 2002 and the related statement’s of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001 and the period January 1, 1993 (date of inception of development stage) to December 31, 2002.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T-Bay Holdings, Inc. at December 31, 2002 and the results of operations, and cash flows for the years ended December 31, 2002 and 2001, and the period January 1, 1993 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are described in the notes to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah

October 10, 2003                                         s/Sellers & Andersen L.L.C.

#

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

BALANCE SHEET

   December  31, 2002

ASSETS

CURRENT ASSETS

Cash

$      -

      Total Current Assets

$      -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable - related parties

12,825

    Accounts payable

      67,282

 Total Current Liabilities

80,107

STOCKHOLDERS' DEFICIENCY

Common stock

       50,000,000 shares authorized at $0.001 par value;

          4,349,969 shares issued and outstanding

4,350

Capital in excess of par value

 801,133

    Accumulated deficit - Note 1

(885,590)

 Total Stockholders' Deficiency

 (80,107)

$       -

The accompanying notes are an integral part of these financial statements.

#

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

STATEMENT OF OPERATIONS

For the  Years Ended December 31, 2002 and 2001 and the period   January 1, 1993 (date of inception of development stage) to December 31, 2002

   Dec 31,

Dec 31,

Jan 1, 1993 to

  2002

  2001

 Dec 31, 2002

REVENUES

$       -

  $        -

$              -

EXPENSES

   Administrative

76,422

5,036

 203,798

NET OPERATING LOSS -

before other income & expenses

(76,422)

(5,036)

(203,798)

OTHER INCOME AND EXPENSES

    Income from extinguishment of debt

6,400

-

1,678,847

    Interest expense

       -

  (400)

  (542,124)

NET GAIN (LOSS)

$ (70,022)

$  (5,436)

$ 932,925

NET LOSS PER COMMON

SHARE

Basic

$   (.05)

$   (.04)

AVERAGE  OUTSTANDING

    SHARES

     Basic

1,548,623

121,208

The accompanying notes are an integral part of these financial statements.

#

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY

Period January 1, 1993 (date of inception of development stage)  to December  31, 2002

Capital in

 Common Stock

Excess of

Accumulated

Shares

Amount

Par Value

   Deficit

Balance January 1,  1993 - note 1

100,076

$ 100

$ 689,202

$ (1,818,515)

Net operating loss for the year ended

    December 31, 1993

-

-

-

(86,409)

Net operating loss for the year ended

    December 31, 1994

-

-

-

(85,409)

Issuance of common stock for payment

   of debt at $12.40 - 1995

     6,000

6

74,394

-

Net operating loss for the year ended

   December 31, 1995

-

-

-

(159,809)

Issuance of common stock for payment

   of debt at $12.38 - 1996

1,750

2

21,698

-

Net operating loss for the year ended

    December 31, 1996

-

-

-

(112,309)

Net operating loss for year ended

    December 31, 1997

-

-

-

(86,597)

Net operating loss for the year ended

    December 31, 1998

-

-

-

(85,531)

Net operating profit for the year ended

   December 31, 1999

-

-

-

1,629,254

Net operating loss for the year ended

   December 31, 2000

-

-

-

(4,807)

Issuance of common stock for payment

  of debt at $.395 - April 2001

40,145

40

15,839

Net operating loss for the year ended

   December 31, 2001

-

-

-

(5,436)

Issuance of common stock for services

   at $.001 - April 2002

4,201,998

4,202

-

-

Net operating loss for the year ended

   December 31, 2002

-

-

-

(70,022)

____

______

______

Balance December  31, 2002

4,349,969

$ 4,350

$ 801,133

$ (885,590)

The accompanying notes are an integral part of these financial statements.

#

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the  Years Ended December 30, 2002  and 2001 and the Period

 January 1, 1993 (date of inception of development stage) to December 31, 2002

Dec 31,

Dec 31,

Jan 1, 1993

  2002

  2001

to Dec 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)

$ (70,022)

$ (5,436)

       $ 932,925

Adjustments to reconcile net loss to

net cash provided by operating

activities

           Changes in notes and accounts payable

72,220

5,436

741,720

           Income from extinguishment of debt

(6,400)

  -

(1,678,847)

           Stock issued for services

4,202

        -

4,202

Net Cash Used in Operations

           -

                -

                          -

CASH FLOWS FROM INVESTING ACTIVITIES

            -

                -

                          -

CASH FLOWS FROM FINANCING ACTIVITIES

           -

                -

                          -

Net Increase (Decrease) in Cash

-                   -                           -

Cash at Beginning of Period

           -

                -

                          -

Cash at End of Period

  $         -

$           -

             $           -

NON  CASH  FLOWS  FROM OPERATIONS AND  FINANCING  ACTIVITIES

Issuance of 7,750 common shares for payment of debt - 1995-1996

 $ 96,100

Issuance of 40,145 common shares for payment of debt - 2001

15,879

Issuance of 4,201,998 common shares for services - 2002

4,202

The accompanying notes are an integral part of these financial statements.

#

T-BAY  HOLDINGS,  INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

1.

ORGANIZATION

The Company was incorporated under the laws of the State of Utah on August 8, 1984 with the name of “Sharus Corporation” with authorized common stock of 50,000,000 shares with a par value of $0.001. On June 13, 1989 the domicile of the Company was changed to the state of Nevada in connection with a name change to “Golden Quest, Inc.”  On January 7, 2002 the name was changed to “T-Bay Holdings, Inc.” as part of a reverse stock split of 400 shares of outstanding stock for one share. This report has been prepared showing the post stock split shares from inception.

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On December 31, 2002 the Company had a net operating loss available for carry forward of $885,590. The income tax benefit of approximately $265,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss expires starting in 2005 through 2023.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

#

T-BAY  HOLDINGS,  INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2002

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

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

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their families have acquired 33% of the outstanding common stock and have made demand, no interest, loans to the Company of $12,825.

#

T-BAY  HOLDINGS,  INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2002

4.  CHANGES IN CAPITAL STOCK

During April 2002 the Company issued 4,201,998 restricted common shares to officers-directors and an advisor to management for services.

During the eight months ended August 31, 2003 the Company issued 6,003,000 restricted common shares for payment of $60,030 in debt due December 31, 2002 and 1,151,000 restricted common shares for payment of expenses for 2003.  The total outstanding shares after the above issuance was 11,503,969.

5.  EXTINGUISHMENT OF DEBT

Prior to 1993 the Company incurred debt of $977,029, plus accrued interest payable through April 1999 of $695,418. Management, with legal counsel, considers the debt to be extinguished, as provided by the statute of limitations for collections, which resulted in a gain of $1,672,447.

The creditors may start legal actions against the Company, however, counsel advises that any action would be dismissed by the court.

During 2002 $6,400 of debt due by the Company was written off because it was beyond the statute of limitations for collection and the creditor has agreed with the Company that it is uncollectable

6.  GOING CONCERN

The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from officers, and equity funding, which will enable the Company to conduct operations for the coming year.

#