Form 10QSB
period 2003-03-31
T BAY HOLDINGS INC
filed 2003-12-02
CIK 868689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

Commission File No. 033-37099

T-BAY HOLDINGS, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1465664 (IRS Employer Identification No.)

222 East State Street, Eagle, Idaho 83616

(Address of principal executive offices)

208-342-8888

(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the most recent practicable date:

As of March 31, 2003, the issuer had 4,349,969 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Format:  Yes [   ]  No [X ]

#

T-BAY HOLDINGS, INC.

(A Development Stage Company)

FORM 10-QSB

March 31, 2003

INDEX

		Page
PART I.	Financial Information

Item 1.  Financial Statements (unaudited)

Balance Sheet – March 31, 2003 (unaudited) and December 31, 2002

Statement of Operations (unaudited) for the Three Months Ended March 31, 2003 and 2002, and for the Period from January 1, 1993 (Inception of Development Stage) to March 31, 2003

Statement of Cash Flows (unaudited) for the Three Months Ended March 31, 2003 and 2002, and from the Period from January 1, 1993 (Inception of Development Stage) to March 31, 2003

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Reporting Controls and Procedures

		3 4 5 6 7-9 10 11
PART II.	Other Information Item 1. Legal Proceedings Item 5. Changes in Securities and Use of Proceeds Item 3. Reporting Controls and Procedures Item 6. Exhibits and Reports on Form 8-K	11 11 11 12
	Signatures	13

(Inapplicable items have been omitted)

#

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

#

T-BAY HOLDINGS, INC.

(Development Stage Company)

BALANCE SHEET

March 31, 2003

(Unaudited)

   Mar 31,

    Dec 31,

     2003

      2002

ASSETS

CURRENT ASSETS

Cash

$      -

$         -

Total Current Assets

$      -

$         -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable - related parties

$ 13,650

12,825

Accounts payable

   67,332

67,282

Total Current Liabilities

   80,982

80,107

STOCKHOLDERS' DEFICIENCY

Common stock

50,000,000 shares authorized at $0.001 par value;

4,349,969 shares issued and outstanding

     4,350

     4,350

Capital in excess of par value

 801,133

 801,133

Accumulated deficit - Note 1

(886,465)

(885,590)

Total Stockholders' Deficiency

  (80,982)

  (80,107)

 $         -

  $         -

The accompanying notes are an integral part of these financial statements.

T-BAY HOLDINGS, INC.

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2003 and 2002 and the period January 1, 1993

(date of inception of development stage) to March 31, 2003

Jan 1, 1993

Mar 31,

Mar 31,

         to

  2003

  2002

Mar 31, 2003

REVENUES

  $       -

$        -

   $         -

EXPENSES

   Administrative

     875

           -

    204,673

NET OPERATING LOSS - before other gains

   (875)

           -

   (204,673)

OTHER INCOME AND EXPENSES

   Income from extinguishment of debt

          -

           -

  1,678,847

   Interest expense

          -

           -

   (542,124)

NET GAIN (LOSS)

$  (875)

$

$   932,050

NET LOSS PER COMMON

   SHARE

   Basic

$        -

$        -

AVERAGE OUTSTANDING SHARES

   Basic

4,349,969

147,971

The accompanying notes are an integral part of these financial statements.

T-BAY HOLDINGS, INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2003 and 2002 and the Period

 January 1, 1993 (date of inception of development stage) to March 31, 2003

Mar 31,

Mar 31,

     Jan 1, 1993

  2003

  2002

 to Mar 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)

$ (875)

$     -

    $ 932,050

Adjustments to reconcile net loss to

net cash provided by operating

activities

Changes in notes and accounts payable

    875

       -

         742,595

Income from extinguishment of debt

        -

       -

    (1,678,847)

Stock issued for services

        -

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

March 31, 2003

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

On December 31, 2002 the Company had a net operating loss available for carry forward of $886,465. The income tax benefit of approximately $266,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss expires starting in 2005 through 2024.

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

T-BAY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2003 (Continued)

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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their families have acquired 33% of the outstanding common stock and have made demand, no interest, loans to the Company of $13,650.

T-BAY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2003 (Continued)

4.  CHANGES IN CAPITAL STOCK

During April 2002 the Company issued 4,201,998 restricted common shares to officers-directors and an advisor to management for services.

During the period April 1, 2003 to August 31, 2003 the Company issued 6,003,000 restricted common shares for payment of $60,030 in debt due December 31, 2002 and 1,151,000 restricted common shares for payment of expenses for 2003.  The total outstanding shares after the above issuance was 11,503,969.

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

During 2002 $6,400 of debt due by the Company was written off because it was beyond the statute of limitations for collection and the creditor has agreed with the Company that it is uncollectible

6.  GOING CONCERN

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

Item 2.  Management’s Discussion and Analysis of Financial Condition or Results of Operations

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the “Item 6.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Three Month periods Ended March 31, 2003 and 2002

T-Bay has not generated any revenues since inception and had no revenue from continuing operations for the three month periods ended March 31, 2003 and 2002.

Expenses during the three months ended March 31, 2003 consisted of $875 in general and administrative expenses.  T-Bay was inactive and did not have any expenses during the three months ended March 31, 2002.  Expenses in 2003 consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

As a result of the foregoing factors, T-Bay realized a net loss of $875 for the three months ended March 31, 2003, with no loss during the comparable period in 2002.  Cumulative net loss from inception on January 1, 1993 through March 31, 2003 was $932,050.

Liquidity and Capital Resources

T-Bay did not have any assets at March 31, 2003 or December 31, 2002.  Total current liabilities at March 31, 2003 were $80,982 consisting of $13,650 in accounts payable to related parties and $67,332 in other accounts payable.  Total current liabilities at December 31, 2002 were $80,107 consisting of $12,825 in accounts payable to related parties and $67,282 in other accounts payable.  Related party payables consisted of advances from an officer and director to cover general and administrative costs.  The advances are payable on demand and carry no interest.

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

Item 3.  Controls and Procedures

As of March 31, 2003, our Chief Executive and Financial Officer evaluated the effectiveness and operation of our information disclosure controls and reporting procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based on that evaluation, our Chief Executive and Financial Officer have concluded that our disclosure controls and procedures are effective.  There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Larry Eastland and Robert Klosterman were among several defendants named in a lawsuit filed on or about July 17 of 2001 by Asconi Corporation in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida.  During the three months ended March 31, 2003 Asconi Corporation dropped their claims against Mr. Klosterman and Mr. Eastland.

To the best of the our knowledge, no other legal proceedings are currently active or pending by or against T-Bay, its officers, directors or affiliates.

Item 5.  Changes in Securities and Use of Proceeds

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

Subsequent to the date of this report, in April of 2003 we issued 6,003,000 restricted common shares for payment of $60,030 in debt that was due on December 31, 2002.  The securities were issued to accredited investors in private transactions, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  The investors had preexisting relationships with T-Bay and had access to all material information pertaining to our company and financial condition.  No broker was involved and no commissions were paid in the transactions.

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

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:

T-Bay did not file any reports on Form 8-K during the quarter ended March 31, 2003.

Exhibits:

Number	Title	Location
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-BAY HOLDINGS, INC.

Date: November 23, 2003

By: /s/ Larry Eastland

Larry Eastland

Chief Executive Officer

Chief Financial Officer