Form 10QSB
period 2003-06-30
T BAY HOLDINGS INC
filed 2003-12-02
CIK 868689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

As of June 30, 2003, the issuer had 7,773,969 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Format:  Yes [   ]  No [X ]

#

 T-BAY HOLDINGS, INC.

(A Development Stage Company)

FORM 10-QSB

June 30, 2003

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheet – June 30, 2003 (unaudited) and December 31, 2002

Statement of Operations (unaudited) for the Three and Six Months Ended June 30, 2003 and 2002, and for the Period from January 1, 1993 (Inception of Development Stage) to June 30, 2003

Statement of Changes in Stockholders’ Equity from January 1, 1993 (Inception of Development Stage) to June 30, 2003

Statement of Cash Flows (unaudited) for the Three and Six Months Ended June 30, 2003 and 2002, and from the Period from January 1, 1993 (Inception of Development Stage) to June 30, 2003

Notes to Financial Statements, June 30, 2003

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 5 6 7 8-10 11 12
PART II.	Other Information Item 2. Changes in Securities and Use of Proceeds Item 6. Exhibits and Reports on Form 8-K	12 13
	Signatures	13

(Inapplicable items have been omitted)

#

PART I.

Financial Information

Item 1.  Unaudited Financial Statements

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

June 30, 2003

(Unaudited)

   June 30,

    Dec 31,

     2003

      2002

ASSETS

CURRENT ASSETS

Cash

$        -

$        -

Total Current Assets

$        -

$        -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable - related parties

$ 13,650

12,825

Accounts payable

   44,677

67,282

Total Current Liabilities

   58,327

80,107

STOCKHOLDERS' DEFICIENCY

Common stock

50,000,000 shares authorized at $0.001 par value;

7,773,969 shares issued and outstanding

     7,774

     4,350

Capital in excess of par value

 831,949

 801,133

Accumulated deficit - Note 1

(898,050)

(885,590)

Total Stockholders' Deficiency

  (58,327)

  (80,107)

 $         -

  $         -

The accompanying notes are an integral part of these financial statements.

#

T-BAY HOLDINGS, INC.

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three and Six Months Ended June 30, 2003 and 2002 and the period January 1, 1993

(date of inception of development stage) to June 30, 2003

         Three Months

Six Months

Jun 30,

Jun 30,

  Jun 30,       Jun 30,

 Jan 1, 1993 to

2003

 2002

  2003              2002

   Jun 30, 2003

REVENUES

$      -

$     -

$       -          $        -

      $             -

EXPENSES

   Administrative

11,585

10,122

12,460

10,122

216,258

NET OPERATING LOSS -

   before other income & expenses

(11,585)

(10,122)

(12,460)

(10,122)

(216,258)

OTHER INCOME AND EXPENSES

   Income from extinguishment of debt

        -

        -

          -

        -

1,678,847

   Interest expense

        -

        -

           -

         -

(542,124)

NET GAIN (LOSS)

$ (11,585)

$ (10,122)

$ (12,460)

$ (10,122)

$ 920,465

NET LOSS PER COMMON SHARE

Basic and diluted

$      -

$       -

$       -

$       -

AVERAGE  OUTSTANDING SHARES

Basic

4,349,969

2,248,970

4,349,969

2,248,970

The accompanying notes are an integral part of these financial statements.

#

T-BAY HOLDINGS, INC.

(Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period January 1, 1993 (date of inception of development stage) to June  30, 2003

Capital in

 Common Stock

Excess of

Accumulated

Shares

Amount

Par Value

   Deficit

Balance January 1,  1993 - note 1

100,076

$ 100

$ 689,202

$ (1,818,515)

Net operating loss for the year ended

    December 31, 1993

-

-

-

(86,409)

Net operating loss for the year ended

    December 31, 1994

-

-

-

(85,409)

Issuance of common stock for payment

   of debt at $12.40 - 1995

     6,000

6

74,394

-

Net operating loss for the year ended

   December 31, 1995

-

-

-

(159,809)

Issuance of common stock for payment

   of debt at $12.38 - 1996

1,750

2

21,698

-

Net operating loss for the year ended

    December 31, 1996

-

-

-

(112,309)

Net operating loss for year ended

    December 31, 1997

-

-

-

(86,597)

Net operating loss for the year ended

    December 31, 1998

-

-

-

(85,531)

Net operating profit for the year ended

   December 31, 1999

-

-

-

1,629,254

Net operating loss for the year ended

   December 31, 2000

-

-

-

(4,807)

Issuance of common stock for payment

  of debt at $.395 - April 2001

40,145

40

15,839

Net operating loss for the year ended

   December 31, 2001

-

-

-

(5,436)

Issuance of common stock for services

   at $.001 - April 2002

4,201,998

4,202

-

-

Net operating loss for the year ended

   December 31, 2002

-

-

-

(70,022)

Balance December 31, 2002

4,349,969

4,350

      801,133           (885,590)

Issuance of common stock for payment

  of debt at $.01 - June 2003

2,273,000

2,273

        20,457

             -

Issuance of common stock for services

  at $.01 - June 2003

1,151,000

1,151

        10,359

             -

Net operating loss for the six months

 ended June 30, 2003

-

       -

   -

(12,460)

        ______

_______

Balance June 30, 2003

7,773,969

$ 7,774

      $ 831,949     $ (898,050)

The accompanying notes are an integral part of these financial statements.

#

T-BAY HOLDINGS, INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2002 and the Period

January 1, 1993 (date of inception of development stage) to June 30, 2003

Jun 30,

Jun 30,

  Jan 1, 1993

  2003

  2002

 to Jun 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)

$ (12,460)

$ (10,122)

      $ 920,465

Adjustments to reconcile net loss to

net cash provided by operating activities

Changes in notes and accounts payable

          950

     5,920

         742,670

Income from extinguishment of debt

-

-

    (1,678,847)

Stock issued for services

      11,510

      4,202

           15,712

Net Change in Cash from Operations

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

$96,100

Issuance of 40,145 common shares for payment of debt - 2001

  15,879

Issuance of 4,201,998 common shares for services - 2002

    4,202

Issuance of 1,151,000 common shares for services - 2003

  11,510

Issuance of 2,273,000 common shares for payment of debt - 2003

  22,730

The accompanying notes are an integral part of these financial statements

#

T-BAY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.  On June 30, 2003 the Company had a net operating loss available for carry forward of $898,050. The income tax benefit of approximately $269,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss expires starting in 2005 through 2024.

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

June 30, 2003 (Continued)

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

#

T-BAY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2003 (Continued)

4.  CHANGES IN CAPITAL STOCK

During April 2002 the Company issued 4,201,998 restricted common shares to officers-directors and an advisor to management for services.

During June 2003 the Company issued 2,273,000 restricted common shares for payment of debt and 1,151,000 common shares for services.

During July and August 2003 the Company issued 3,730,000 restricted common shares for payment of debt.  The total outstanding shares after the above issuance was 11,503,969.

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

Three and Six Month periods Ended June 30, 2003 and 2002

T-Bay has not generated any revenues since inception and had no revenue from continuing operations for the three month and six month periods ended June 30, 2003 and 2002.

Expenses during the three months ended June 30, 2003 consisted of $11,585 in general and administrative expenses.  General and administrative expenses for the three months ended June 30, 2002 were $10,122.   Expenses during both periods consisted of general corporate administration, legal and professional costs, and accounting and auditing expenses.

Administrative expenses during the six months ended June 30, 2003 were $12,460 compared to expenses of $10,122 through the first six months of 2002.  Expenses during both periods consisted of general corporate administration, legal and professional costs, and accounting and auditing expenses.

As a result of the foregoing factors, T-Bay realized a net loss of $11,585 through the first six months of 2003 and a net loss of $12,460 during the comparable period in 2002.  Cumulative net loss from inception on January 1, 1993 through June 30, 2003 was $920,465.

Liquidity and Capital Resources

T-Bay did not have any assets at June 30, 2003 or December 31, 2002.  Total current liabilities at June 30, 2003 were $58,327 consisting of $13,650 in accounts payable to related parties and $44,677 in other accounts payable.  Total current liabilities at December 31, 2002 were $80,107 consisting of $12,825 in accounts payable to related parties and $67,282 in other accounts payable.  Related party payables consisted of advances from an officer and director to cover general and administrative costs.  The advances are payable on demand and carry no interest.

We do not have sufficient capital to pay our debts and implement our business plan.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. During the past six months, management is has been negotiating to reduce accounts payable through issuances of common stock in exchange for cancellation of debt.  As a result, we have been able to substantially reduce our liabilities.  Management intends to continue implementing this policy as practicable through the end of the year.

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

Item 3.  Controls and Procedures

As of June 30, 2003, our Chief Executive and Financial Officer evaluated the effectiveness and operation of our information disclosure controls and reporting procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based on that evaluation, our Chief Executive and Financial Officer have concluded that our disclosure controls and procedures are effective.  There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:  T-Bay Holdings did not file any reports on Form 8-K during the quarter ended June 30, 2003.

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

#