Form 10QSB
period 2003-09-30
T BAY HOLDINGS INC
filed 2003-12-02
CIK 868689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the most recent practicable date:

As of September 30, 2003, the issuer had 11,503,696 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Format:  Yes [   ]  No [X ]

#

T-BAY HOLDINGS, INC.

(A Development Stage Company)

FORM 10-QSB

September 30, 2003

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheet – September 30, 2003 (unaudited) and December 31, 2002

Statement of Operations (unaudited) for the Three and Nine Months Ended September 30, 2003 and 2002, and for the Period from January 1, 1993 (Inception of Development Stage) to September 30, 2003

Statement of Changes in Stockholders’ Equity from January 1, 1993 (Inception of Development Stage) to September 30, 2003

Statement of Cash Flows (unaudited) for the Three and Nine Months Ended September 30, 2003 and 2002, and from the Period from January 1, 1993 (Inception of Development Stage) to September 30, 2003

Notes to Financial Statements, September 30, 2003

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

September 30, 2003

(Unaudited)

September 30,

Dec 31,

     2003

      2002

ASSETS

CURRENT ASSETS

Cash

$        -

$        -

Total Current Assets

$        -

$        -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable - related parties

$ 13,650

12,825

Accounts payable

   14,112

67,282

Total Current Liabilities

   27,762

80,107

STOCKHOLDERS' DEFICIENCY

Common stock

50,000,000 shares authorized at $0.001 par value;

11,503,969 shares issued and outstanding

   11,504

     4,350

Capital in excess of par value

 865,519

 801,133

Accumulated deficit - Note 1

(904,785)

(885,590)

Total Stockholders' Deficiency

  (27,762)

  (80,107)

 $         -

  $         -

The accompanying notes are an integral part of these financial statements.

#

T-BAY HOLDINGS, INC.

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three and Nine Months Ended September 30, 2003 and 2002 and the period January 1, 1993

(date of inception of development stage) to September 30, 2003

 Three Months

        Nine Months

           Sept 30,

Sept 30,

  Sept 30,       Sept 30,

 Jan 1, 1993 to

2003

 2002

  2003              2002

   Sept 30, 2003

REVENUES

$       -

$      -

$       -          $        -

      $             -

EXPENSES

   Administrative

  6,735

    670

  19,195

 10,792

222,993

NET OPERATING LOSS -

   before other income & expenses

(6,735)

   (670)

(19,195)

(10,792)

(222,993)

OTHER INCOME AND EXPENSES

   Income from extinguishment of debt

          -

         -

           -

        -

1,678,847

   Interest expense

          -

         -

           -

         -

(542,124)

NET GAIN (LOSS)

$(6,735)

$ (670)

$ (19,195)

$(10,792)

$ 913,730

NET LOSS PER COMMON SHARE

Basic and diluted

$         -

$       -

$         -

$       -

AVERAGE  OUTSTANDING SHARES

Basic

8,892,969

2,248,970

6,610,969

2,248,970

The accompanying notes are an integral part of these financial statements.

#

T-BAY HOLDINGS, INC.

(Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period January 1, 1993 (date of inception of development stage) to September  30, 2003

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

Issuance of common stock for payment

  of debt at $.01 - June 2003

2,273,000

2,273

        20,457

             -

Issuance of common stock for services

  at $.01 - June 2003

1,151,000

1,151

        10,359

             -

Issuance of common stock for payment

  Of debt at $.01 - July-August 2003

3,730,000

3,730

        33,570

             -

Net operating loss for the nine months

 ended September 30, 2003

-

       -

   -

(19,195)

        ______

_______

Balance September 30, 2003

11,503,969

$ 11,504

      $ 865,519    $ (904,785)

The accompanying notes are an integral part of these financial statements.

#

T-BAY HOLDINGS, INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2002 and the Period

January 1, 1993 (date of inception of development stage) to September 30, 2003

Sept 30,

Sept 30,

   Jan 1, 1993

  2003

  2002

 to Sept 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)

$ (19,195)

$ (10,792)

      $ 913,730

Adjustments to reconcile net loss to

net cash provided by operating activities

Changes in notes and accounts payable

        7,685

      6,590

         749,405

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

  22,730

Issuance of 3,730,000 common shares for payment of debt - 2003

  37,300

The accompanying notes are an integral part of these financial statements

#

T-BAY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.  On September 30, 2003 the Company had a net operating loss available for carry forward of $904,785. The income tax benefit of approximately $271,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss expires starting in 2005 through  2024.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.  Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in this report.

#

T-BAY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2003 (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were assumed in preparing these financial statements.

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

September 30, 2003 (Continued)

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

Three and Nine Month periods Ended September 30, 2003 and 2002

T-Bay has not generated any revenues since inception and had no revenue from continuing operations for the three month and nine month periods ended September 30, 2003 and 2002.

Expenses during the three months ended September 30, 2003 consisted of $11,585 in general and administrative expenses.  General and administrative expenses for the three months ended September 30, 2002 were $10,122.   Expenses during both periods consisted of general corporate administration, legal and professional costs, and accounting and auditing expenses.

Administrative expenses during the nine months ended September 30, 2003 were $12,460 compared to expenses of $10,122 through the first nine months of 2002.  Expenses during both periods consisted of general corporate administration, legal and professional costs, and accounting and auditing expenses.

As a result of the foregoing factors, T-Bay realized a net loss of $11,585 through the first nine months of 2003 and a net loss of $12,460 during the comparable period in 2002.  Cumulative net loss from inception on January 1, 1993 through September 30, 2003 was $920,465.

Liquidity and Capital Resources

T-Bay did not have any assets at September 30, 2003 or December 31, 2002.  Total current liabilities at September 30, 2003 were $58,327 consisting of $13,650 in accounts payable to related parties and $44,677 in other accounts payable.  Total current liabilities at December 31, 2002 were $80,107 consisting of $12,825 in accounts payable to related parties and $67,282 in other accounts payable.  Related party payables consisted of advances from an officer and director to cover general and administrative costs.  The advances are payable on demand and carry no interest.  During the past nine months, we have been negotiating to reduce our accounts payable through issuances of common stock.  As a result, we have been able to significantly reduce our liabilities.  We intend to continue implementing this policy when practicable through the end of the year.

We do not have sufficient capital to pay our debts and implement our business plan.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. During the past nine months, management is has been negotiating to reduce accounts payable through issuances of common stock in exchange for cancellation of debt.  As a result, we have been able to substantially reduce our liabilities.  Management intends to continue implementing this policy as practicable through the end of the year.

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

Item 3.  Controls and Procedures

As of September 30, 2003, our Chief Executive and Financial Officer evaluated the effectiveness and operation of our information disclosure controls and reporting procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based on that evaluation, our Chief Executive and Financial Officer have concluded that our disclosure controls and procedures are effective.  There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:  T-Bay Holdings did not file any reports on Form 8-K during the quarter ended September 30, 2003.

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