Form 10KSB
period 2003-12-31
T BAY HOLDINGS INC
filed 2004-06-02
CIK 868689

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[ X ]

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

$.001 par value, common voting shares

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [   ]

The issuer’s revenue for its most recent fiscal year was: $-0-

There is currently no public market for the registrant’s common stock, therefore the aggregate market value of the issuer’s voting stock held by non-affiliates as of December 31, 2003 is deemed to be $-0-. As of December 31, 2003, issuer had 11,503,969 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Format:  Yes [    ]   No [ X ]

Documents incorporated by reference: none

FORM 10-KSB

T-BAY HOLDINGS, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 5 6 6
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.  Controls and Procedures

		6 6 7 7 8
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		8 9 9 10 11 11
	Signatures	13

(Inapplicable items have been omitted)

Item 1. Description of Business

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

General

The Company was incorporated under the laws of the State of Utah on August 8, 1984 with the name of “Sharus Corporation” with authorized common stock of 50,000,000 shares with a par value of $0.001. On June 13, 1989 the domicile of the Company was changed to the state of Nevada in connection with a name change to “Golden Quest, Inc.”  On January 7, 2002, the name was changed to “T-Bay Holdings, Inc.” as part of a reverse stock split of 400 shares of outstanding stock for one share. This report has been prepared showing the post stock split shares from inception.

The principal business activity of the Company has been the location and recovery of archeological artifacts, precious metals, and other valuables from shipwrecks.  The Company was unable to successfully implement its business plan and during 1992, the Company abandoned its operations and became inactive.  The Company is now considered to be a “blank check” company.

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

Item 3.  Legal Proceedings

To the best of the Company’s knowledge, no legal proceedings are currently active or pending by or against T-Bay, its officers, directors or affiliates.

Item 4.  Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of security holders during the period covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

There is currently no public market for our common stock.

As of December 31, 2003, there were approximately 333 shareholders of record holding 11,503,969 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Recent Sales of Unregistered Securities

Unless otherwise noted all securities were issued to accredited investors in private transactions, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  Furthermore, all investors had preexisting relationships with T-Bay and had access to all material information pertaining to our company and financial condition, and no broker was involved and no commissions were paid in the transactions.

During the year ended December 31, 2001 we issued 40,145 restricted common shares to two accredited investors for payment of debt totaling $15,879.

In April of 2002 we issued 4,201,998 restricted common shares to Larry Eastland, Robert Klosterman and Ben Smith for management services.

During the eight months ended August 31, 2003 we issued 6,003,000 restricted common shares to 29 investors for payment of $60,030 in debt that was due on December 31, 2002.

During the eight months ended August 31, 2003 we issued 1,151,000 restricted common shares to four investors as payment for services valued at $11,510.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Results of Operations Years Ended December 31, 2003 and 2002

T-Bay has not generated any revenues since inception and had no revenue from continuing operations for the years ended December 31, 2003 and 2002.

Expenses during the year ended December 31, 2003 consisted of $19,363 in general and administrative expenses.  General and administrative expenses for the year ended December 31, 2002 were $76,422. Expenses during both periods consisted of general corporate administration, legal and professional costs, and accounting and auditing expenses. The Company received $6,400 in income from the settlement of a debt in 2002.

As a result of the foregoing factors, T-Bay realized a net loss of $19,363 for the year of 2003 compared to a net loss of $70,022 during 2002.  Cumulative net loss from inception on January 1, 1993 through December 31, 2003 was $913,562.

Liquidity and Capital Resources

T-Bay did not have any assets at December 31, 2003 or December 31, 2002.  Total current liabilities at December 31, 2003 were $27,930 consisting of $20,154 in accounts payable to related parties and $7,776 in other accounts payable.  Of the $20,154 owed to related parties, $3,800 is payable to Larry Eastland, our sole Officer and Director, and $16,354 is payable to Treasure Bay, an entity owned and controlled by Larry Eastland. Total current liabilities at December 31, 2002 were $80,107 consisting of $12,825 in accounts payable to related parties and $67,282 in other accounts payable.  Related party payables consisted of advances from Larry Eastland to cover general and administrative costs. The advances are payable on demand and carry no interest.  During the past year, we have been negotiating to reduce our accounts payable through issuances of common stock.  As a result, we have been able to significantly reduce our liabilities.  We intend to continue implementing this policy when practicable.

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

Item 7. Financial Statements

The financial statements of the Company appear at the end of this report on Page 16.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

(a) Previous independent accountants

(i) On February 4, 2004, the Registrant dismissed Sellers & Andersen from its position as the Company’s independent accounts.

(ii) The audit report of Sellers & Andersen, on October 10, 2003, for the year ended December 31, 2002 contained a modification expressing substantial doubt as to ability to continue as a going concern.  Those audit reports contained no other adverse opinion, disclaimer of opinion or modification of the opinion.

(iii) The Registrant’s Board of Directors participated in and approved the decision to change independent accountants.

(iv) In connection with its audits for the two most recent fiscal years the interim period until the date of dismissal (February 4, 2004), there have been no disagreements with Sellers & Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Sellers & Andersen would have caused them to make reference thereto in their report on the financial statements.

(v) During the two most recent fiscal years and the interim period until the date of dismissal (February 4, 2004), there have been no reportable events (as defined in Regulation S-K Item 304 (a)(1)(v)).

(vi) The Registrant requested that Sellers & Andersen furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements.  A copy of such letter is filed as an Exhibit to this Form 10-KSB.

(b) New independent accounts

On February 4, 2004, the Registrant engaged Madson & Associates, CPA’s Inc., to audit its financial statements for the year ended December 31, 2003.  During the two most recent fiscal years and through December 31, 2003, the Registrant has not consulted with Madson & Associates, CPA’s, Inc. regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements, and no written report or oral advise was provided to the Registrant by concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer/chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our business is managed by Dr. Larry L. Eastland, our sole executive officer and director.

Name	Age	Positions	Since
Larry L. Eastland Jack Klosterman	61 52	Chief Executive Officer, Chief Financial Officer and Chairman Corporate Secretary	Jan 4, 2002 Jan 4, 2002

The following is a brief summary of the business experience of our management.

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

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Code of Ethics

We have recently adopted a Code of Ethics and Business Conduct authorizing the establishment of a committee to ensure that our disclosure controls and procedures remain effective.  Our Code also defines the standard of conduct expected by our officers, directors and employees.  The Code is attached as an exhibit to this report.

Item 10. Executive Compensation

Although T-Bay does not have any employment agreements in place with our executive officers or directors, we did issue 4,201,998 shares of common stock to Larry Eastland, Robert Klosterman and Ben Smith during 2002.  We do not anticipate paying any salaries until we identify a suitable business opportunity and are able to develop profitable operations.  Our directors are not compensated for their service on the Board, but are reimbursed for expenses incurred on behalf of the company. The shares issued for management services during 2002 were as follows:

Name

Shares

Larry Eastland

1,151,194

Chief Executive Officer and Director

Robert Klosterman

1,181,981

Former President, Executive Officer

and Director

Ben Smith

1,000,000

Shareholder

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2003, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 11,503,969 issued and outstanding shares of common stock, par value $.001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

#

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares

Larry L. Eastland(1)

2075 Belgrave Way

Eagle, ID 83616

Jane Klosterman

2686 Park Lane

Eagle, ID 83616

Ben Smith

222 East State Street

Eagle, ID 83616

Robert E. Thomas

C/O T-Bay Holdings, Inc.

222 East State Street

Eagle, ID 83616

Anne T. Smith

222 East State Street

Eagle, ID 83616

Officers and Directors as a group

One person

	Common Common Common Common Common Common	2,295,924 2,126,602 1,000,000 1,000,000 750,000 2,295,924	19.96% 18.49% 8.69% 8.69% 6.52% 19.96%

(1)

Officer and Director. Larry Eastland owns 1,045,924 shares directly, 250,000 shares through Floating Feather Entertainment, 250,000 shares through Treasure Bay, Inc., and 750,000 shares through Research Evaluation Center, all entities owned and controlled by Larry Eastland.

Item 12. Certain Relationships and Related Transactions.

Larry Eastland, our sole Officer and Director has acquired 19.96% of the outstanding common stock and made on demand, no interest loans to the Company of $3,800. The Company currently owes $3,800 to Mr. Eastland for advances and loans he has made to cover operating expenses. The Company owes $16,354 to Treasure Bay, Inc., an entity controlled by Larry Eastland, for loans made to the Company.

#

Item 13. Exhibits and Reports on Form 8-K.

Exhibits:

Exhibit Number

Title

Location

14

Code of Ethics

Attached

16

Audit Letter

Attached

31

Certification of the Principal Executive Officer and

Principal Financial Officer pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

Attached

32

Certification of the Principal Executive Officer and

Principal Financial Officer pursuant to U.S.C. Section

1350 as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Attached

Reports on Form 8-K:

No reports on Form 8-K were filed by T-Bay Holdings during the last quarter of the period covered by this report.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of T-BAY Holdings, Inc.’s annual financial statement and review of financial statements included in T-BAY Holdings, Inc.’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $7,065 for fiscal year ended 2002 and $2,735 for fiscal year ended 2003.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of T-Bay’s financial statements that are not reported above were $-0- for fiscal year ended 2002 and $5,000 for fiscal year ended 2003 and consisted of management of records.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $1,000 for fiscal year ended 2002 and consisted of accounting and $250 for fiscal year ended 2003 and consisted of accounting.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result, our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

#

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-BAY HOLDINGS, INC.

Date: June 2, 2004

/s/Larry Eastland

Larry Eastland

Chief Executive Officer

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 2, 2004

/s/Larry Eastland

Larry Eastland

Director

#

T-BAY HOLDINGS, INC.

(A Development Stage Company)

TABLE OF CONTENTS

          Page

Independent Auditor’s Report

15

Financial Statements:

Consolidated Balance Sheets

16

Consolidated Statements of Operations

17

Consolidated Statements of Stockholders' Equity

18

Consolidated Statements of Cash Flows

19

 Notes to Consolidated Financial Statements

20

#

MADSEN & ASSOCIATES, CPA’s INC.                                           684 East Vine St, # 3

Certified Public Accountants and Business Consultants                    Murray, Utah 84107

                                                                                                              Telephone 801-268-2632

                                                                                                   Fax 801-262-3978

Board of Directors

T-Bay Holdings, Inc.

Eagle, Idaho

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of T-Bay Holdings, Inc. (development stage company)  at December  31, 2003  and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002 and the period January 1, 1993  (date of inception of development stage) to December 31, 2003.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit  in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and  significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T-Bay Holdings, Inc.  at  December 31, 2003  and the results of  operations, and  cash flows for the years ended December 31, 2003 and 2002, and the period January 1, 1993 to December 31, 2003  in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah

June 2, 2004                                         /s/Madsen & Associates, CPA’s Inc.

#

 T-BAY  HOLDINGS,  INC.

(Development Stage Company)

BALANCE SHEET

  December 31, 2003

ASSETS

CURRENT ASSETS

Cash

$         -

Total Current Assets

$         -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable - related parties

 20,154

Accounts payable

   7,776

Total Current Liabilities

 27,930

STOCKHOLDERS' DEFICIENCY

Common stock

50,000,000 shares authorized at $0.001 par value;

11,503,969 shares issued and outstanding

 11,504

Capital in excess of par value

            865,519

Accumulated deficit - Note 1

                        (904,953)

Total Stockholders' Deficiency

                         (27,930)

Total Liabilities and Stockholders’ Deficiency

       $              -

The accompanying notes are an integral part of these financial statements.

#

#

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

STATEMENT OF OPERATIONS

For the  Years Ended December 31, 2003 and 2002 and the period   January 1, 1993 (date of inception of development stage) to December 31, 2003

 Dec 31,

Dec 31,

Jan 1, 1993 to

  2003

  2002

 Dec 31, 2003

REVENUES

$       -

  $        -

$              -

EXPENSES

     Administrative

19,363

76,422

 223,161

NET OPERATING  LOSS - before other

         income & expenses

            (19,363)

          (76,422)

(223,161)

OTHER INCOME AND EXPENSES

    Income from settlement of debt

-

              6,400                     1,678,847

    Interest expense

        -

       -

  (542,124)

NET INCOME (LOSS)

$ (19,363)

$ (70,022)

$ 913,562

NET LOSS PER COMMON

SHARE

Basic and diluted

$     -

$   (.08)

AVERAGE  OUTSTANDING

    SHARES

     Basic (stated in 1,000's)

7,927

1,549

The accompanying notes are an integral part of these financial statements.

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY

Period January 1, 1993 (date of inception of development stage)  to December  31, 2003

Capital in

       Common Stock

Excess of

Accumulated

Shares

Amount

Par Value

   Deficit

Balance January 1, 1993 - note 1

100,076

$ 100

$ 689,202

$ (1,818,515)

Net operating loss for the year ended

    December 31, 1993

-

-

-

(86,409)

Net operating loss for the year ended

    December 31, 1994

-

-

-

(85,409)

Issuance of common stock for payment

   of debt at $12.40 - 1995

     6,000

6

74,394

-

Net operating loss for the year ended

   December 31, 1995

-

-

-

(159,809)

Issuance of common stock for payment

   of debt at $12.38 - 1996

1,750

2

21,698

-

Net operating loss for the year ended

    December 31, 1996

-

-

-

(112,309)

Net operating loss for year ended

    December 31, 1997

-

-

-

(86,597)

Net operating loss for the year ended

    December 31, 1998

-

-

-

(85,531)

Net operating profit for the year ended

   December 31, 1999

-

-

-

1,629,254

Net operating loss for the year ended

   December 31, 2000

-

-

-

(4,807)

Issuance of common stock for payment

  of debt at $.395 - April 2001

40,145

40

15,839

Net operating loss for the year ended

   December 31, 2001

-

-

-

(5,436)

Issuance of common stock for services

   at $.001 - April 2002

4,201,998

4,202

-

-

Net operating loss for the year ended

   December 31, 2002

-

-

-

(70,022)

_________

Balance December 31, 2002

4,349,969

4,350

801,133

(885,590)

Issuance of common stock for payment

  of debt at $.01 - June 2003

2,273,000

2,273

20,457

-

Issuance of common stock for services

  at $.01 - June 2003

1,151,000

1,151

10,359

-

Issuance of common stock for payment

   of debt at $.01 - July, August 2003

3,730,000

3,730

33,570

-

Net operating loss for the year ended

    December 31, 2003

-

-

-

(19,363)

_________

Balance December  31, 2003

11,503,969

$ 11,504

$ 865,519

$ (904,953)

The accompanying notes are an integral part of these financial statements.

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the  Years Ended December 30, 2003  and 2002 and the Period

 January 1, 1993 (date of inception of development stage) to December 31, 2003

Dec 31,

Dec 31,

Jan 1, 1993

  2003

  2002

 to Dec 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)

$ (19,363)

$ (70,022)

$ 913,562

Adjustments to reconcile net loss to

net cash provided by operating

activities

           Changes in notes and accounts payable

7,853

72,220

749,573

           Income from settlement of debt

-

(6,400)

            (1,678,847)

           Stock issued for services

11,510

4,202

15,712

     _

          _

  _ _

  Net Cash Used in Operations

     -

          -

  _  -

CASH FLOWS FROM INVESTING ACTIVITIES

     -

          -

_    -

CASH FLOWS FROM FINANCING ACTIVITIES

Net Increase (Decrease) in Cash

     -

          -

  _  -

Cash at Beginning of Period

     -

          -

  _  -

Cash at End of Period

   $     -

   $    -

$     -

NON  CASH  FLOWS  FROM  OPERATING AND  FINANCING  ACTIVITIES

Issuance of  7,750  common shares for payment of debt - 1995-1996

$96,100

Issuance of 40,145 common shares for payment of debt - 2001

15,879

Issuance of 4,201,998 common shares for services - 2002

4,202

Issuance of 1,151,000 common shares for services - 2003

11,510

Issuance of 6,003,000 common shares for payment of debt - 2003

60,030

The accompanying notes are an integral part of these financial statements.

T-BAY  HOLDINGS,  INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

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

On December 31, 2003  the Company  had a  net operating loss available for carry forward of  $904,953. The income  tax benefit of approximately  $271,000 from the loss carry forward  has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss  expires starting in 2005 through  2024.

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

T-BAY  HOLDINGS,  INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The carrying amounts of financial instruments  are considered by management to be their estimated fair values.

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

Revenue Recognition

Revenue will recognize income on the sale and delivery of a product or the completion of  services provided.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its  financial statements.

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Larry Eastland, the sole officer and Director of the Company, has acquired 19.96% of the outstanding common stock and made on demand, no interest, loans to the Company of $3,800 during 2003.

Affiliates of the Company, by a common officer, have acquired 15% of the outstanding common stock and have made on demand, no interest loans to the Company of $16,354.

T-BAY  HOLDINGS,  INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

4.  CHANGES IN CAPITAL STOCK

During April 2002 the Company issued 4,201,998 restricted common shares to officers-directors and an advisor to management  for services.

During  2003 the Company issued 1,151,000 restricted common shares for services and 6,003,000  restricted common shares  for payment of $60,030 in debt.

5.  EXTINGUISHMENT OF DEBT

Prior to 1993 the Company incurred debt of $977,029, plus accrued interest payable through April 1999 of $695,418. Management, with legal counsel, considers the debt to be extinguished, as provided by the statute of limitations for collections, which resulted in a gain of $1,672,447.

During 2002 $6,400 of debt due by the Company was deleted because it was beyond the statute of limitations for collection and the creditor has agreed with the Company that it is uncollectable.

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