Form 10QSB
period 2004-03-31
T BAY HOLDINGS INC
filed 2004-06-02
CIK 868689

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission file number: 033-37099 S

T-BAY HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

91-1465664

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

222 East State Street Eagle, ID 83616

(Address of principal executive offices)

(208) 342-8888

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X]  No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by a court.  Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate number of shares issued and outstanding of the issuer’s common stock as of March 31, 2004 was 11,503,969 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

#

#

T-BAY HOLDINGS, INC.

FORM 10-QSB

INDEX

		Page
PART I.	Financial Information

Item 1.  Financial Statements

Balance Sheets – Three months ended March 31, 2004 (Unaudited)  and the year ended December 31, 2003

Statements of Operations (Unaudited) - three months ended March 31, 2004 and 2003

Statements of Cash Flows (Unaudited) - three months ended March 31, 2004 and 2003

Notes to financial statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 9 12
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	12
	Signatures	12

(Inapplicable items have been omitted)

PART I. Financial Information

ITEM 1.  Financial Statements

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

BALANCE SHEETS

  March 31, 2004 and December 31, 2003

Mar 31,

Dec 31,

2004

2003

ASSETS

CURRENT ASSETS

Cash

$        -

$        -

      Total Current Assets

$        -

$        -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable - related parties

$ 23,939

$ 20,154

Accounts payable

     4,066

     7,776

Total Current Liabilities

   28,005

   27,930

STOCKHOLDERS' DEFICIENCY

Common stock

50,000,000 shares authorized  at $0.001 par value;

11,503,969 shares issued and outstanding

   11,504

   11,504

Capital in excess of par value

 865,519

  865,519

Accumulated deficit - Note 1

             (905,028)

(904,953)

Total Stockholders'  Deficiency

  (28,005)

  (27,930)

Total Liabilities and Stockholders’ Deficiency

$          -

$           -

The accompanying notes are an integral part of these financial statements.

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2004 and 2003 and the period   January 1, 1993 (date of inception of development stage) to March 31, 2004

Three Months

 Mar 31,

Mar 31,

Jan 1, 1993 to

  2004

  2003

 Mar 31, 2004

REVENUES

$   -

  $    -

$              -

EXPENSES

   Administrative

 75

875

 223,236

NET OPERATING  LOSS - before other

         income & expenses

(75)

(875)

(223,236)

OTHER INCOME AND EXPENSES

    Income from settlement of debt

-

-

1,678,847

    Interest expense

    -

   -

  (542,124)

NET INCOME (LOSS)

$ (75)

$  (875)

$ 913,487

NET LOSS PER COMMON

SHARE

Basic and diluted

$     -

$     -

AVERAGE  OUTSTANDING

    SHARES

     Basic (stated in 1,000's)

7,927

4,349

The accompanying notes are an integral part of these financial statements.

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2004  and 2003 and the Period

 January 1, 1993 (date of inception of development stage) to March 31, 2004

Three Months

Mar 31,

Mar 31,

Jan 1, 1993

  2004

  2003

 to Mar 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)

$ (75)

$ (875)

$ 913,487

Adjustments to reconcile net loss to

net cash provided by operating

activities

           Changes in notes and accounts payable

75

875

749,648

           Income from settlement of debt

-

  -

            (1,678,847)

           Stock issued for services

-

-

15,712

  _   _

      _

 __  _

Net Cash Used in Operation

  _   -

      -

 __   -

CASH FLOWS FROM INVESTING ACTIVITIES

     -

      -

   _   -

CASH FLOWS FROM FINANCING ACTIVITIES

Net Increase (Decrease) in Cash

  _   -

      -

 __   -

Cash at Beginning of Period

   _   -

     -

 __   -

Cash at End of Period

$       -

 $      -

$          -

NON  CASH  FLOWS  FROM  OPERATING AND  FINANCING  ACTIVITIES

Issuance of  7,750  common shares for payment of debt - 1995-1996

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

March 31, 2004

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized. On December 31, 2003 the Company  had a  net operating loss available for carry forward of  $905,028. The income tax benefit of approximately  $271,000 from the loss carry forward  has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss expires starting in 2005 through  2025.

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

March 31, 2004

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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their families  have acquired 19% of the outstanding common stock and have made on demand, no interest, loans to the Company of $3,800.

Affiliates of the Company, by a common officer, have acquired 15% of the outstanding common stock and have made demand, no interest, loans to the Company of $20,139

T-BAY  HOLDINGS,  INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2004

4.  EXTINGUISHMENT OF DEBT

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

5.  GOING CONCERN

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Safe Harbor for Forward-Looking Statements

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

Results of Operations Three Months Ended March 31, 2004 and 2003

T-Bay has not generated any revenues since inception and had no revenue from continuing operations during the three-month periods ended March 31, 2004 and 2003.

Expenses during the three-month period ended March 31, 2004 consisted of $75 in administrative expenses.  General and administrative expenses for the three-month period ended March 31, 2003 were $875. Expenses during both periods consisted of general corporate administration, legal and professional costs, and accounting and auditing expenses.

As a result of the foregoing factors, T-Bay realized a net loss of $75 for the three-month period ended March 31, 2004 compared to a net loss of $875 during the same period 2003.  Cumulative net loss from inception on January 1, 1993 through March 31, 2004 was $913,487.

Liquidity and Capital Resources

T-Bay did not have any assets at March 31, 2004 or December 31, 2003.  Total current liabilities at March  31, 2004 were $28,005 consisting of $23,939 in accounts payable to related parties and $4,066 in other accounts payable.  Of the $23,939 owed to related parties, $3,800 is owed directly to Larry Eastland, our sole Officer and Director, and the balance is owed to Treasure Bay, an entity owned and controlled by Larry Eastland. Total current liabilities at December 31, 2003 were $27,930 consisting of $20,154 in accounts payable to related parties and $7,776 in other accounts payable.  Related party payables consisted of advances from Larry Eastland to cover general and administrative costs. The advances are payable on demand and carry no interest.  During the past year, we have been negotiating to reduce our accounts payable through issuances of common stock.  As a result, we have been able to significantly reduce our liabilities.  We intend to continue implementing this policy when practicable.

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

We currently do not have sufficient capital to pay our debts and implement our business plan.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by T-Bay Holdings, Inc. during the quarter ended March 31, 2004.

Exhibits:

Exhibit Number

Title

Location

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