Form 10QSB
period 2004-06-30
T BAY HOLDINGS INC
filed 2004-07-22
CIK 868689

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  June  30,  2004

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from  _____________  to  ______________

                       Commission file number: 033-37099 S

                              T-BAY HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                     91-1465664
(State  or other jurisdiction of             IRS Employer Identification  No.)
incorporation  or  organization)

                      222 EAST STATE STREET EAGLE, ID 83616
                    (Address of principal executive offices)

                                 (208) 342-8888
                           (Issuer's telephone number)

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of June 30, 2004 was 11,503,969 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                                  FORM 10-QSB
                              T-BAY HOLDINGS, INC.

                                      INDEX

                                                                            Page
PART I..  Financial Information
          Item 1.  Unaudited Financial Statements                              3

          Balance Sheets June 30, 2004 and December 31, 2003                   3

          Statements of Operations for the Three and Six Months Ended June
          30, 2004 and 2003                                                    4

          Statement of Cash Flows for the Three and Six Months Ended June
          30, 2004 and 2003                                                    5

          Notes to Financial Statements                                      6-8

          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  9

          Item 3.  Controls and Procedures                                    12

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                           12

          Signatures                                                          13

(Inapplicable  items  have  been  omitted)

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



                             T-BAY  HOLDINGS,  INC.
                           (DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                        JUNE 30, 2004 AND DECEMBER 31, 2003



                                                      JUN 30,       DEC 31,
                                                       2004          2003
                                                    -----------  -------------
ASSETS
CURRENT ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . .  $        -   $          -
                                                    -----------  -------------

 Total Current Assets. . . . . . . . . . . . . . .  $        -   $          -
                                                    ===========  =============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

 Accounts payable - related parties. . . . . . . .  $   28,680   $     20,154
     Accounts payable. . . . . . . . . . . . . . .       5,160          7,776
                                                    -----------  -------------

     Total Current Liabilities . . . . . . . . . .      33,840         27,930
                                                    -----------  -------------

STOCKHOLDERS' DEFICIENCY

Common stock
50,000,000 shares authorized  at $0.001 par value;
11,503,969 shares issued and outstanding . . . . .      11,504         11,504
Capital in excess of par value . . . . . . . . . .     865,519        865,519
Accumulated deficit - Note 1 . . . . . . . . . . .    (910,863)      (904,953)
                                                    -----------  -------------

   Total Stockholders'  Deficiency . . . . . . . .     (33,840)       (27,930)
                                                    -----------  -------------
                                                    $        -   $          -
                                                    ===========  =============


   The accompanying notes are an integral part of these financial statements.



                                                     T-BAY HOLDINGS, INC.
                                                  (DEVELOPMENT STAGE COMPANY)
                                                    STATEMENT OF OPERATIONS
                                                          (UNAUDITED)
                          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 AND THE PERIOD
                         JANUARY 1, 1993 (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2004



                                             THREE  MONTHS                  SIX  MONTHS
                                     ----------------------------  ------------------------
                                       JUN  30,       JUNE  30,     JUN  30,     JUN  30,    JAN1, 1993 TO
                                        2004            2003         2004         2003       JUN 30, 2004
                                     -----------  ---------------  ----------  ------------  -------------
REVENUES. . . . . . . . . . . . . .  $        -   $            -   $       -   $         -   $          -
                                     -----------  ---------------  ----------  ------------  -------------

EXPENSES
   Administrative . . . . . . . . .       5,835           11,585       5,910        12,460        229,071
                                     -----------  ---------------  ----------  ------------  -------------


NET OPERATING  LOSS - before
          other income & expenses .      (5,835)         (11,585)     (5,910)      (12,460)      (229,071)

OTHER INCOME AND EXPENSES

    Income from settlement of debt.           -                -           -             -      1,678,847
    Interest expense. . . . . . . .           -                -           -             -       (542,124)
                                     -----------  ---------------  ----------  ------------  -------------

NET INCOME (LOSS) . . . . . . . . .      (5,835)         (11,585)     (5,910)      (12,460)       907,652
                                     ===========  ===============  ==========  ============  =============



NET LOSS PER COMMON
  SHARE

  Basic and diluted . . . . . . . .  $        -   $            -   $       -   $         -
                                     -----------  ---------------  ----------  ------------

AVERAGE  OUTSTANDING
    SHARES

     Basic (stated in 1,000's). . .      11,504            4,350      11,504         4,350
                                     -----------  ---------------  ----------  ------------


   The accompanying notes are an integral part of these financial statements.



                                                            T-BAY HOLDINGS, INC.
                                                       (DEVELOPMENT STAGE COMPANY)
                                                          STATEMENT OF CASH FLOWS
                                                                (UNAUDITED)
                                      FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 AND THE PERIOD
                               JANUARY 1, 1993 (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2004


                                                                                 SIX  MONTHS
                                                                    -------------------------------------
                                                                        JUN  30,           JUN  30,         JAN  1,  1993
                                                                          2004               2003           TO JUN 30, 2004
                                                                    ----------------  -------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .  $        (5,910)  $          (12,460)  $        907,652

           Adjustments to reconcile net loss to
           net cash provided by operating
           activities

           Changes in notes and accounts payable . . . . . . . . .            5,910                  950            755,483
           Income from settlement of debt. . . . . . . . . . . . .                -                    -         (1,678,847)
           Stock issued for services . . . . . . . . . . . . . . .                -               11,510             15,712

Net Cash Used in Operations. . . . . . . . . . . . . . . . . . . .                -                    -                  -
                                                                    ----------------  -------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

                                                                                  -                    -                  -
                                                                    ----------------  -------------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
                                                                                  -                    -                  -
                                                                    ----------------  -------------------  -----------------
  Net Increase (Decrease) in Cash. . . . . . . . . . . . . . . . .                -                    -                  -

  Cash at Beginning of Period. . . . . . . . . . . . . . . . . . .                -                    -                  -
                                                                    ----------------  -------------------  -----------------

  Cash at End of Period. . . . . . . . . . . . . . . . . . . . . .  $             -   $                -   $              -
                                                                    ================  ===================  =================




NON  CASH  FLOWS  FROM  OPERATING AND  FINANCING  ACTIVITIES

Issuance of  7,750  common shares for payment of debt - 1995-1996.                    $           96,100
                                                                                      -------------------
Issuance of 40,145 common shares for payment of debt - 2001. . . .                                15,879
                                                                                      -------------------
Issuance of 4,201,998 common shares for services - 2002. . . . . .            4,202
                                                                    ----------------
Issuance of 1,151,000 common shares for services - 2003. . . . . .           11,510
                                                                    ----------------
Issuance of 6,003,000 common shares for payment of debt - 2003 . .                                60,030
                                                                                      -------------------


   The accompanying notes are an integral part of these financial statements.

                             T-BAY  HOLDINGS,  INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004


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

Income  Taxes
-------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized. On June 30, 2004 the Company had a net operating loss available for carry forward of $910,863. The income tax benefit of approximately $273,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss expires starting in 2005 through 2025.

Basic  and  Diluted  Net  Income  (Loss)  Per  Share
----------------------------------------------------

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

                             T-BAY  HOLDINGS,  INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Financial  Instruments
----------------------

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

Financial  and  Concentrations  Risk
------------------------------------

The  Company  does  not have any concentration or related financial credit risk.

Revenue  Recognition
--------------------

Revenue will recognize income on the sale and delivery of a product or the completion of services provided.

Advertising  and  Market  Development
-------------------------------------

The  company  will expense advertising and market development costs as incurred.

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officers-directors and their families have acquired 19% of the outstanding common stock and have made demand, no interest, loans to the Company of $3,800.

Affiliates of the Company, by a common officer, have acquired 15% of the outstanding common stock and have made demand, no interest, loans to the Company of $24,880.

                             T-BAY  HOLDINGS,  INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

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

GENERAL

The Company was incorporated under the laws of the State of Utah on August 8, 1984 with the name of "Sharus Corporation" with authorized common stock of 50,000,000 shares with a par value of $0.001. On June 13, 1989 the domicile of the Company was changed to the state of Nevada in connection with a name change to "Golden Quest, Inc." On January 7, 2002, the name was changed to "T-Bay Holdings, Inc." as part of a reverse stock split of 400 shares of outstanding stock for one share. This report has been prepared showing the post stock split shares from inception.

The principal business activity of the Company has been the location and recovery of archeological artifacts, precious metals, and other valuables from shipwrecks. The Company was unable to successfully implement its business plan and during 1992, the Company abandoned its operations and became inactive. The Company is now considered to be a "blank check" company.

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

CRITERIA

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving "start up" or new companies. In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company. We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

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

RESULTS  OF  OPERATIONS  THREE  AND  SIX  MONTHS  ENDED  MARCH 31, 2004 AND 2003

T-Bay has not generated any revenues since inception and had no revenue during the three and six month periods ended June 30, 2004 and 2003.

Expenses during the three-month period ended June 30, 2004 consisted of $5,835 in administrative expenses. General and administrative expenses for the three-month period ended June, 2003 were $11,585. Expenses during both periods consisted of general corporate administration, legal and professional costs, and accounting and auditing expenses. Expenses during the six-month period ended June 30, 2004 totaled $5,910 compared to $12,460 during the same six-month period in 2003.

As a result of the foregoing factors, T-Bay realized a net loss of $5,835 for the three-month period ended June 30, 2004 and a net loss of $5,910 for the six-month period ended June 30, 2004. The Company experienced a net loss of $11,585 during the three-month period ended June 30, 2003 and $12,460 during the six-month period ended June 30, 2003. Cumulative net loss from inception on January 1, 1993 through June 30, 2004 was $907,652.

LIQUIDITY  AND  CAPITAL  RESOURCES

T-Bay did not have any assets at June 30, 2004 or December 31, 2003. Total current liabilities at June 30, 2004 were $33,840 consisting of $28,680 in accounts payable to related parties and $5,160 in other accounts payable. Of the $28,680 owed to related parties, $3,800 is owed directly to Larry Eastland, our sole Officer and Director, and the balance of $24,880 is owed to Treasure Bay, an entity owned and controlled by Larry Eastland. Total current liabilities at December 31, 2003 were $27,930 consisting of $20,154 in accounts payable to related parties and $7,776 in other accounts payable. Related party payables consisted of advances from Larry Eastland to cover general and administrative costs. The advances are payable on demand and carry no interest. During the past year, we have been negotiating to reduce our accounts payable through issuances of common stock. As a result, we have been able to significantly reduce our liabilities. We intend to continue implementing this policy when practicable.

During the past two years, we have relied on advances from officers and directors to fund our basic operations. These advances are payable on demand and carry no interest. Management anticipates that we will receive sufficient advances to fund its anticipated activities for the next twelve months. However, there are no formal agreements or understandings to that effect. T-Bay has not generated any revenues since inception and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity. Should T-Bay require additional capital, it may take additional advances or loans from officers, sell equity or find other forms of debt financing.

T-Bay's current operating plan is to search for businesses, products, technologies and companies for potential acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that management will identify a business venture suitable for acquisition in the future. Further, management cannot guarantee that T-Bay will be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

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

PART  II.  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by T-Bay Holdings, Inc. during the quarter ended June 30, 2004.




EXHIBITS:


EXHIBIT NUMBER  TITLE                                                   LOCATION

31              Certification of the Principal Executive Officer and .  Attached
                Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32              Certification of the Principal Executive Officer and .  Attached
                Principal Financial Officer pursuant to U.S.C. Section
                1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         T-BAY HOLDINGS, INC.



Date:  July  20,  2004
                                         /s/ Larry Eastland
                                         -------------------------
                                         Larry  Eastland
                                         Chief  Executive  Officer
                                         Chief  Financial  Officer