Form 10QSB
period 2004-09-30
T BAY HOLDINGS INC
filed 2004-11-15
CIK 868689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-QSB

(Mark one)

[X]

Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ending September 30, 2004

[   ]

Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 33-37099S

T-BAY HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada                                     91-1465664

(State of incorporation)                                (IRS Employer ID Number)

208 South Academy Avenue, Suite 130 , Eagle, Idaho 83616

(Address of principal executive offices)

(208) 342-8888

(Issuer's telephone number)

Securities registered under Section 12 (b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock - $0.001 par value

Check whether the issuer has (1) filed all reports required to be files by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___  No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2004, there were 11,503,969 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes        No   X

PART I   -  FINANCIAL INFORMATION

Item 1.

   Financial Statements

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

BALANCE SHEETS

(unaudited)

September 30, 2004 and December 31, 2003

 Sept 30,         Dec 31,

2004                 2003

ASSETS

CURRENT ASSETS

Cash

$          -         $          -

      Total Current Assets

$          -         $          -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable - related parties

$ 24,814         $ 20,154

 Accounts payable

              9,901              7,776

      Total Current Liabilities

          34,715            27,930

STOCKHOLDERS' DEFICIENCY

Common stock

       50,000,000 shares authorized  at $0.001 par value;

       11,503,969 shares issued and outstanding

11,504           11,504

    Capital in excess of par value

865,519         865,519

    Accumulated deficit - Note 1

(911,738)     (904,953)

    Total Stockholders'  Deficiency

(34,715)       (27,930)

$          -        $           -

                   The accompanying notes are an integral part of these financial statements.

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

STATEMENT OF OPERATIONS

(unaudited)

For the Three and Nine Months Ended September 30, 2004 and 2003 and the period

January 1, 1993 (date of inception of development stage) to September 30, 2004

Three Months

Nine Months

Sept 30,

Sept 30,

 Sept 30,

Sept 30,

 Jan 1, 1993 to

2004

 2003

 2004

 2003

 Sept 30, 2004

REVENUES

$     -

$        -

$        -

$          -

$            -

EXPENSES

   Administrative

875

3,600

6,785

16,060

229,946

NET OPERATING  LOSS - before

          other income & expenses

(875)

(3,600)

(6,785)

(16,060)

(229,946)

OTHER INCOME AND EXPENSES

    Income from settlement of debt

-

-

-

-

1,678,847

    Interest expense

      -

_____-

         -

           -

(542,124)

NET INCOME (LOSS)

$(875)

$(3,600)

$ (6,785)

$(16,060)

$ 906,777

NET LOSS PER COMMON SHARE

Basic and diluted

$        -

$        -

$        -

$        -

AVERAGE  OUTSTANDING SHARES

     Basic (stated in 1,000's)

11,504

4,350

11,504

4,350

The accompanying notes are an integral part of these financial statements.

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

(unaudited)

For the Nine Months Ended September 30, 2004  and 2003 and the Period

 January 1, 1993 (date of inception of development stage) to September 30, 2004

Nine  Months

Sept 30,

Sept 30,

Jan 1, 1993

  2004

2003

to Sept 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)

$(6,785)

$(16,060)

$ 906,777

Adjustments to reconcile net loss to

net cash provided by operating

activities

           Changes in notes and accounts payable

6,785

4,550

756,358

           Income from settlement of debt

-

-

(1,678,847)

           Stock issued for services

-

11,510

15,712

_____

______

_________

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

September 30, 2004

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized. On September 30, 2004  the Company  had a  net operating loss available for carry forward of  $911,738. The income  tax benefit of approximately  $273,000 from the loss carry forward  has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss  expires starting in 2005 through  2025.

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

September 30, 2004

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

Affiliates of the Company, by a common officer, have acquired 15% of the outstanding common stock and have made demand, no interest, loans to the Company of $21,014.

T-BAY  HOLDINGS,  INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2004

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

Item 2.

   Management’s Discussion and Analysis or Plan of Operation

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

OUR  BUSINESS

T-Bay is currently engaged in seeking an interest in a business opportunity.  We are not restricting our search to any particular industry or geographical area. We may ,  therefore ,  engage  in  essentially  any  business in any industry.  Our management  has  unrestricted  discretion  in  seeking  and  participating  in a business  opportunity,  subject  to  the  availability  of  such  opportunities, economic  conditions  and  other  factors.

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

RESULTS  OF  OPERATIONS  THREE  AND   NINE   MONTHS  ENDED   SEPTEMBER 30 , 2004 AND 2003

T-Bay has  not generated any revenues since inception and had no revenue during the  three  and   nine   month  periods  ended   September   30,  2004  and  2003.

Expenses  during  the three-month period ended September 30, 2004 consisted of $875 in  administrative  expenses.   General and administrative expenses for the three-month  period  ended September 30, 2003 were $3,600 .. Expenses during both periods consisted of general corporate administration , legal and professional costs, and accounting and auditing expenses ..  Expenses during the nine -month period ended September 30, 2004 totaled $6,785 compared to $16,060 during the same nine -month period in 2003 ..

As  a  result  of the foregoing factors, T-Bay realized a net loss of $875 for the  three-month  period  ended   September   30, 2004 and a net loss of $6,785 for the nine -month  period  ended    September   30, 2004.  The Company experienced a net loss of $3,600 during the three-month period ended September 30, 2003 and $16,060 during the nine - month period ended September 30 , 2003.  Cumulative net loss from inception on January 1, 1993 through September 30 , 2004 was $906,777 ..

LIQUIDITY AND CAPITAL RESOURCES

T- Bay did  not  have  any  assets at September 30, 2004 or December 31, 2003.  Total current liabilities at September 30, 2004 were $34,715 consisting of $24,814 in accounts payable to related parties and $9,901 in other accounts payable.  Of the $24,814 owed to related parties, $3,800 is owed directly to Larry Eastland, our sole Officer and Director, and the balance of $21,014 is owed to Treasure Bay, Inc. an entity owned and controlled by Larry Eastland. Total current liabilities at December 31, 2003 were $27,930 consisting of $20,154 in accounts payable to related  parties  and  $7,776 in other accounts payable.  Related party payables consisted of advances from Larry Eastland to cover general and administrative costs.  The advances are payable on demand and carry no interest.

During the past two years,  we  have  relied  on  advances from officers and directors  to  fund  our basic operations.  These advances are payable on demand and carry no interest.  Management anticipates that we will receive sufficient advances to fund its anticipate  activities  for  the  next  twelve months. However, there are no formal agreements or understandings to that effect.  T-Bay has  not  generated  any  revenues  since  inception  and the Company's need for capital  may  change  dramatically  if  it  acquires  an  interest in a business opportunity.  Should  T-Bay  require  additional capital, it may take additional advances  or  loans  from  officers,  sell  equity  or  find other forms of debt financing.

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

FORWARD-LOOKING STATEMENTS:

We have included forward-looking statements in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", "plan" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions, demand for the Company's products, competitive factors in the industries in which we compete or intend to compete, natural gas availability and cost and timing, impact and other uncertainties of our future acquisition plans.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company does not issue or invest in financial  instruments or their derivatives for trading or speculative  purposes.  The operations of the Company are conducted  primarily in the United States,  and, are not subject to material foreign  currency  exchange risk.  Although the Company has outstanding debt and related  interest  expense,  market risk of interest rate exposure in the United States is currently not material.

Item 3.

   Controls and Procedures

(a)

Evaluation  of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)

Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.

  Legal Proceedings

None.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

  Defaults Upon Senior Securities

None.

Item 4.

  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders,  through the solicitation  of proxies or  otherwise,  during the quarter of the fiscal year covered by this report.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

a)

Exhibits

      Exhibit No.                Exhibit Name

         31

Chief Executive and Financial Officer-Section 302 Certification

pursuant to Sarbane-Oxley Act.

         32

Chief Executive and Financial Officer- Section 906 Certification

pursuant to Sarbane-Oxley Act.

(b)

Reports on Form 8-K.  None filed during the quarter covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T-BAY HOLDINGS, INC.

Dated: November 12, 2004

/s/ Larry Eastland

By: Larry Eastland

Title: President, CEO, CFO