Form 10KSB
period 2004-12-31
T BAY HOLDINGS INC
filed 2005-03-31
CIK 868689

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[ X ]

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

                                                                       incorporation or organization)

208 South Academy Ave., Ste. 130, Eagle, Idaho 83616

(Address and Zip Code of principal executive offices)

(208) 342-8888

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

$.001 par value, common voting shares

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [  x  ]

The issuer’s revenue for its most recent fiscal year was: $-0-

On December 31, 2004 the aggregate market value of the voting stock of T-Bay Holdings, Inc. held by non-affiliates was $695,594.     At December 31, 2004 there were 2,091,103 post 20 to 1 reverse split shares of the issuer’s $.001 par value common stock outstanding.

Transitional Small Business Format:  Yes [    ]   No [ X ]

Documents incorporated by reference: none

FORM 10-KSB

T-BAY HOLDINGS, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 4 4 5
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.  Controls and Procedures

Item 8B.  Other Information

		5 6 7 7 7 7
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		8 8 9 10 10 11
	Signatures	12

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

Item 4.  Submission of Matters to a Vote of Securities Holders

On December 13, 2004, the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission.  The Information Statement was provided to the Company’s shareholders in connection with the Company’s receipt of approval by written consent of a majority of shareholders authorizing certain actions.  The actions approved were:

1.

Implement a reverse split of the Company’s issued and outstanding common stock on a 20 for 1 basis;

2.

Increase the authorized capital of the Company to provide for 100,000,000 shares of common stock, $.001 par value and

3.

Increase the authorized capital of the Company to provide for 10,000,000 shares of preferred stock, $.001 par value.

The actions were approved by written consent of shareholders representing 65.3% of the votes entitled to be cast with the actions becoming effective on January 17, 2005.  The full Information Statement may be viewed at www.sec.gov.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is listed on the Over the Counter Bulletin Board under the symbol TBYH.  At December 31, 2004 there were 340 shareholders of record holding 2,091,103 post 20 to one reverse split shares of common stock.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.  The following table shows the highs and lows of the closing bid and ask on the Company’s stock for the past quarter when it began trading on the Bulletin Board.

CLOSING BID

CLOSING ASK

High

Low

High

Low

2004

Jan. 2 thru March 31

None

None

None

None

April 1 thru June 30

None

None

None

None

July 1 thru Sept. 30

None

None

None

None

Oct. 1 thru Dec. 31

.20

.05

.25

.18

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

We have not paid or declared any dividends since inception and do not intend to declare any such dividends in the foreseeable future.  Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Recent Sales of Unregistered Securities

Unless otherwise noted all securities were issued to accredited investors in private transactions, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  Furthermore, all investors had access to all material information pertaining to our company and financial condition, and no broker was involved and no commissions were paid in the transactions.

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

In November 2004, we sold 1,440,000 post 20 to one reverse split restricted common shares to seven individuals for $50,000.  This sale resulted in a change of control of the Company as described in Form 8-K filed with the Securities and Exchange Commission on November 15, 2004.

Also in November 2004, we issued 50,000 post 20 to one reverse split restricted common shares to an individual for services of a consultant.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Results of Operations for Years Ended December 31, 2004 and 2003

T-Bay has not generated any revenues since inception and had no revenue from continuing operations for the years ended December 31, 2004 and 2003.

Expenses during the year ended December 31, 2004 consisted of $26,613 in general and administrative expenses.  Expenses during the year ended December 31, 2003 consisted of $19,363 in general and administrative expenses.  Expenses during both periods consisted of general corporate administration, legal and professional costs, and accounting and auditing expenses.

As a result of the foregoing factors, T-Bay realized a net loss of $26,613 during 2004compared to a net loss of $19,363 for the year of 2003.  Cumulative net loss from inception on January 1, 1993 through December 31, 2004 was $886,949.

Results of Operations for Years Ended December 31, 2003 and 2002

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

Liquidity and Capital Resources

T-Bay did not have any assets at December 31, 2004 or December 31, 2003.  Total current liabilities at December 31, 2004 were $53,053 consisting of $24,814 in accounts payable to related parties and $28,239 in other accounts payable.  The accounts payable to related parties are payable to Larry Eastland, our former officer and director or entities owned and controlled by Mr. Eastland.  Related party payables consisted of advances from Larry Eastland to cover general and administrative costs. The advances are payable on demand and carry no interest.  During the past year, we have been negotiating to reduce our accounts payable through issuances of common stock.  As a result, we have been able to significantly reduce our liabilities.  We intend to continue implementing this policy when practicable.

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

T-Bay’s current operating plan is to search for businesses, products, technologies and companies for potential acquisition.  At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that management will identify a business venture suitable for acquisition in the future.  Further, management cannot guarantee that T-Bay will be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

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

Item 7. Financial Statements

The financial statements of the Company appear at the end of this report on Page 14.

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

Item 8B.  Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2004 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

On November 15, 2004, Larry Eastland resigned his company positions as executive officer and director and Mr. Jack Klosterman resigned as corporate secretary.  Pursuant to a share issuance and change in control new officers and directors were appointed.  Mr. Eastland remains as a consultant to the Company.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since
Tianpei Li	28	President, Chief Executive Officer and Chairman of the Board	Nov. 15, 2004
Silu Wu	28	Chief Financial Officer, Secretary, Director	Nov. 15, 2004

The following is a brief summary of the business experience of our management.

Tianpei Li.  Mr. Li graduated from Guangzhou Electronics College with a Higher National Diploma in Electronics.  His professional experience has primarily focused on manufacturing information systems, productions, processes and management.  From 1999 to 2002, Mr. Li was Supervisor and Deputy Manager of Production Department for Tianjin Electronics Devices, Inc.  From 2002 to 2003, Mr. Li was Manager of Silk-Screen and Printing Processes Department of Tianjin Electronics Devices, Inc.  From 2003 to 2004, Mr. Li was Purchasing Manager and General Manager of Tianjin Electronics Devices, Inc.

Silu Wu.  Mr. Wu graduated from Fujian Guanzhou Telecommunication College with a Higher National Diploma.  From 1994 to 1999, Mr. Wu was Manager at Guangzhou Telecommunications, Inc. where his responsibilities included materials procurement, cost control and financial planning.  From 1999 to 2003, Mr. Wu was Deputy Manager, Huizhou Liying Electronics, Inc. where his responsibilities included quality control supervision, cost control and customer relationships.  From 2003 to 2004, Mr. Wu was General Manager, Shenzhen Baoya Electronics, Inc. where his responsibilities were strategic planning and management.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Code of Ethics

We have recently adopted a Code of Ethics and Business Conduct authorizing the establishment of a committee to ensure that our disclosure controls and procedures remain effective.  Our Code also defines the standard of conduct expected by our officers, directors and employees.  The Code was filed as an exhibit to our Form 10-KSB for the fiscal year end 2003 and is incorporated herein by reference.

Item 10. Executive Compensation

Although T-Bay does not have any employment agreements in place with our executive officers or directors, we did issue 4,201,998 shares of common stock to Larry Eastland, Robert Klosterman and Ben Smith during 2002.    We have not paid any salaries or compensation to officers and directors in 2003 or 2004.  We do not anticipate paying any salaries until we identify a suitable business opportunity and are able to develop profitable operations.  Our directors are not compensated for their service on the Board, but are reimbursed for expenses incurred on behalf of the company. The shares issued for management services during 2002 were as follows:

Name

Shares

Larry Eastland

1,151,194

Chief Executive Officer and Director

Robert Klosterman

1,181,981

Former President, Executive Officer

and Director

Ben Smith

1,000,000

Shareholder

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2004, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 2,091,103 post 20 to one reverse split issued and outstanding shares of common stock, par value $.001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares
Li, Tianpei (1) 1/F., Maikete Building, #63 Maidi Road Huizhou City Guangdong, China	Common	180,000	8.6%
Wu, Silu (1) Unit 401, #27, Sunshine Garden Xicuo Road Guangzhou, China 510435	Common	180,000	8.6%
Xie, Youkai Unite 04 & 05, 12/F Eastern Centre No. 1065 King’s Road Quarry Bay, Hong Kong	Common	270,000	12.9%
Yang, Tuan Suite 702 1063 King’s Road Quarry Bay, Hong Kong	Common	270,000	12.9%
Wu, Wenbi A1, Unit 806 #11 Daling Road, Huicheng District Huizhou City, Guangdong, China 516000	Common	225,000	10.75%
Officers and Directors as a group Two People	Common	360,000	17.21%

(1)  Officer and Director.

Item 12. Certain Relationships and Related Transactions.

Larry Eastland, our previous Officer and Director made on demand, no interest loans to the Company of $3,800. The Company currently owes $3,800 to Mr. Eastland for advances and loans he has made to cover operating expenses. The Company owes $24,814 to Treasure Bay, Inc., an entity controlled by Larry Eastland, for loans made to the Company.

Item 13. Exhibits and Reports on Form 8-K.

a)

Exhibits

Exhibit Title Number	Location

3(i)               Articles of Incorporation*

3(ii)              Bylaws*

14                Code of Ethics**

31.1             Certification of the Principal Executive Officer pursuant to

                    Section 302 of the Sarbanes-Oxley Act of 2002

31.2             Certification of the Principal Financial Officer pursuant to

                    Section 302 of the Sarbanes-Oxley Act of 2002

32.1             Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2             Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

10-KSB filed 6/2/04 Attached Attached Attached Attached

b)

Reports on Form 8-K

On November 15, 2005, the Company furnished a current report on Form 8-K to report under Items 3.02, Unregistered Sales of Equity Securities, Item 5.01 Changes in Control of Registrant and Item 5.02 Departure of Directors or Principal Officers; Election of Officers; Appointment of Principal Officers.

On November 19, 2005, the Company furnished a current report on Form 8-K to report under Item8.01, Other Events.

* Incorporated by reference.

**Incorporated by reference.

***The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of T-BAY Holdings, Inc.’s annual financial statement and review of financial statements included in T-BAY Holdings, Inc.’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $7,065 for fiscal year ended 2004 and $2,735 for fiscal year ended 2003.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of T-Bay’s financial statements that are not reported above were $-0- for fiscal year ended 2004 and $5,000 for fiscal year ended 2003 and consisted of management of records.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $1,000 for fiscal year ended 2004 and consisted of accounting and $250 for fiscal year ended 2003 and consisted of accounting.

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

T-BAY HOLDINGS, INC.

Date: March 31, 2005

/s/ Li, Tianpei

Li, Tianpei

Chief Executive Officer

President

Date: March 31, 2005

/s/ Wu, Silu

Wu, Silu

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2005

/s/ Li, Tianpei

Li, Tianpei

Director

Date: March 31, 2005

/s/ Wu, Silu

Wu, Silu

Director

T-BAY HOLDINGS, INC.

(A Development Stage Company)

TABLE OF CONTENTS

          Page

Independent Auditor’s Report

14

Financial Statements:

Consolidated Balance Sheets

15

Consolidated Statements of Operations

16

Consolidated Statements of Stockholders' Equity

17

Consolidated Statements of Cash Flows

18

 Notes to Consolidated Financial Statements

19

MADSEN & ASSOCIATES, CPA=s INC.

684 East Vine St, # 3

Certified Public Accountants and Business Consultants

Murray, Utah 84107

Telephone 801-268-2632

Fax 801-262-3978

Board of Directors

T-Bay Holdings, Inc.

Eagle, Idaho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of T-Bay Holdings, Inc. (development stage company)  at December  31, 2004  and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003 and the period January 1, 1993  (date of inception of development stage) to December 31, 2004.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T-Bay Holdings, Inc.  at  December 31, 2004  and the results of  operations, and  cash flows for the years ended December 31, 2004 and 2003, and the period January 1, 1993 to December 31, 2004  in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah

March 14, 2005                                         /s/ Madsen & Associates, CPA=s Inc.

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

BALANCE SHEET

December 31, 2004

ASSETS

CURRENT ASSETS

Cash

$            -

      Total Current Assets

$            -

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

    Accounts payable - related parties

24,814

 Accounts payable

28,239

   Total Current Liabilities

53,053

STOCKHOLDERS' DEFICIENCY

    Preferred stock

10,000,000 shares authorized at $.001 par value;

         none outstanding

-

Common stock

       100,000,000 shares authorized  at $.001 par value;

2,091,103

       shares issued and outstanding

2,091

Capital in excess of par value

876,422

    Accumulated deficit - Note 1

(931,566)

 Total Stockholders'  Deficiency

  (53,053)

$              -

                   The accompanying notes are an integral part of these financial statements.

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

STATEMENT OF OPERATIONS

For the  Years Ended December 31, 2004 and 2003 and the period

January 1, 1993 (date of inception of development stage) to December 31, 2004

 Dec 31,

Dec 31,

Jan 1, 1993 to

2004

2003

 Dec 31, 2004

REVENUES

$       -

$      -

$              -

EXPENSES

   Administrative

26,613

19,363

 249,774

NET OPERATING  LOSS - before other

         income and expense

(26,613)

(19,363)

(249,774)

OTHER INCOME AND EXPENSE

    Income from settlement of debt

-

-

1,678,847

    Interest expense

       -

       -

(542,124)

NET INCOME (LOSS)

$ (26,613)

$ (19,363)

$ 886,949

NET LOSS PER COMMON SHARE

Basic and diluted

$   (.04)

$   (.03)

AVERAGE  OUTSTANDING SHARES

     Basic (stated in 1,000's)

601

 601

The accompanying notes are an integral part of these financial statements.

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY

Period January 1, 1993 (date of inception of development stage)  to December  31, 2004

Capital in

       Common Stock

Excess of

Accumulated

Shares

Amount

Par Value

   Deficit

Balance January 1,  1993 - note 1

5,229

$    5

$ 689,297

$ (1,818,515)

Net operating loss for the year ended

December 31, 1993

-

-

-

(86,409)

Net operating loss for the year ended

December 31, 1994

-

-

-

(85,409)

Issuance of common stock for payment

of debt  - 1995

300

-

74,400

-

Net operating loss for the year ended

December 31, 1995

-

-

-

(159,809)

Issuance of common stock for payment

of debt  - 1996

88

-

21,700

-

Net operating loss for the year ended

December 31, 1996

-

-

-

(112,309)

Net operating loss for year ended

December 31, 1997

-

-

-

(86,597)

Net operating loss for the year ended

December 31, 1998

-

-

-

(85,531)

Net operating profit for the year ended

December 31, 1999

-

-

-

1,629,254

Net operating loss for the year ended

December 31, 2000

-

-

-

(4,807)

Issuance of common stock for payment

of debt  - April 2001

2,097

2

15,877

-

Net operating loss for the year ended

December 31, 2001

-

-

-

(5,436)

Issuance of common stock for services -

April 2002

219,582

220

3,982

-

-

Net operating loss for the year ended

December 31, 2002

-

-

-

(70,022)

Issuance of common stock for payment

of debt  - June 2003

118,768

119

22,611

-

Issuance of common stock for services -

June 2003

60,141

60

11,450

-

-

Issuance of common stock for payment

of debt  - July, August 2003

194,898

195

37,105

-

Net operating loss for the year ended

December 31, 2003

-

-

-

(19,363)

Issuance of common stock for services -

founders stock - December  2004

1,490,000

1,490

-

-

Net operating loss for the year ended

December 31, 2004

               -

        -

             -

  (26,613)

Balance December  31, 2004

2,091,103

$ 2,091

$ 876,422

$ (931,566)

The accompanying notes are an integral part of these financial statements.

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the  Years Ended December 30, 2004  and 2003 and the Period

January 1, 1993 (date of inception of development stage) to December 31, 2004

Dec 31,

Dec 31,

Jan 1, 1993

2004

2003

to Dec 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)

$ (26,613)

$ (19,363)

$ 886,949

Adjustments to reconcile net loss to

net cash provided by operating

activities

           Changes in notes and accounts payable

25,123

7,853

774,696

           Income from settlement of debt

-

-

(1,678,847)

           Stock issued for services

1,490

11,510

17,202

_____

_____

________

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

NON  CASH  FLOWS  FROM  OPERATING AND  FINANCING  ACTIVITIES

Issuance of 393  common shares for payment of debt - 1995-1996

$ 96,100

Issuance of 295 common shares for payment of debt - 2001

15,879

Issuance of 241,027 common shares for services - 2002

 4,202

Issuance of 66,007 common shares for services - 2003

11,510

Issuance of 344,260 common shares for payment of debt - 2003

60,030

Issuance of 1,490,000 common shares for services - 2004

1,490

The accompanying notes are an integral part of these financial statements

T-BAY  HOLDINGS,  INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

1.

ORGANIZATION

The Company was incorporated under the laws of the State of Utah on August 8, 1984 with the name of  ASharus Corporation@ with authorized common stock of 50,000,000 shares with a par value of $0.001. On June 13, 1989 the domicile of the  Company was changed to the state of Nevada in connection with a name change to  AGolden Quest, Inc.@  On January 7, 2002 the name was changed to AT-Bay Holdings, Inc.@ as part of a reverse stock split of 400 shares of outstanding  stock for one share and on November 23, 2004 the Company increased the authorized common stock to 100,000,000 shares and preferred stock to 10,000,000 with a par value of $.001 as part of a reverse stock split of 20 outstanding shares for one  share . This report has been prepared showing  the after stock split shares from inception.

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

On December 31, 2004  the Company  had a  net operating loss available for carry forward of  $931,566. The income  tax benefit of approximately  $279,000 from the loss carry forward  has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in stockholders.  The net operating loss  expires starting in 2005 through  2025.

Financial Instruments

The carrying amounts of financial instruments  are considered by management to be their estimated fair values due to their short term maturities.

T-BAY  HOLDINGS,  INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any preferred share or common share rights unless the  exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and control individuals  have acquired 67% of the outstanding common stock.

An affiliate of the Company, by a common officer, has acquired 4% of the outstanding common stock and has made demand, no interest, loans to the Company of $24,814

T-BAY  HOLDINGS,  INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

4.  CAPITAL STOCK

During the year ended December 2004 the Company issued 1,440,000 restricted common shares to officers-directors and other control individuals   for services and 50,000 restricted common shares to an advisor for services all in connection with a major change in officers and stockholders.

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

6.  2005 NON-QUALIFIED STOCK GRANT AND OPTION PLAN

On January 23, 2005 the Company established  a non-Qualified Stock Grant and Option Plan  intended to serve as an incentive to encourage stock ownership by certain directors, officers, employees and certain persons rendering service to the Company, so that they may acquire or increase their proprietary interest in the success of the Company, and to encourage them to remain in the Company=s service.

The stock subject to grant and the options will be shares of the Company=s authorized but unissued or acquired or reacquired Common Stock.  The aggregate number of shares subject to stock grants and options will not exceed 6,500,000 shares of Stock and the Options may be granted pursuant to the Plan from time to time within a period of ten years from the date the Plan is adopted by the Company=s Board of Directors.

The price of the grants and options and the number of shares under the plan will be determined by the Board of Directors. No shares had been granted under the plan on the date of this report.

7.  GOING CONCERN

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

21