Form 10QSB
period 2005-03-31
T BAY HOLDINGS INC
filed 2005-05-20
CIK 868689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-QSB

(Mark one)

[X]

Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ending March 31, 2005

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

As of March 31, 2005, there were 8,429,549 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes        No   X

FORM 10-QSB

T-BAY HOLDINGS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Consolidated Balance Sheets – March 31, 2005 and December 31, 2004

Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004, and for the period January 1, 1993 (Quasi-Reorganization) Through March 31, 2005

Consolidated Statement of Changes in Stockholders’ Equity for the period January 1, 1993 (Quasi-Reorganization) Through March 31, 2005

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004, and for the period January 1, 1993 (Quasi-Reorganization) Through March 31, 2005

Notes to Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 7-9 10 12
PART II.	Other Information Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	12 13
	Signatures	13

(Inapplicable items have been omitted)

PART I   -  FINANCIAL INFORMATION

Item 1.

   Financial Statements

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

BALANCE SHEET

  March 31, 2005

	(unaudited)
	Mar. 31,	Dec. 31,
	2005	2004
ASSETS
CURRENT ASSETS

Cash	$ -	$ -

Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable - related parties	24,814	24,814
Accounts payable	55,145	28,239

Total Current Liabilities	79,959	53,053

STOCKHOLDERS' DEFICIENCY

Preferred stock
10,000,000 shares authorized at $.001 par value;
none outstanding	-	-
Common stock
100,000,000 shares authorized at $.001 par value;
8,429,549 shares issued and outstanding	8,430	2,091
Capital in excess of par value	876,419	876,422
Accumulated deficit - Note 1	(964,808)	(931,566)

Total Stockholders' Deficiency	(79,959)	(53,053)

	$ -	$ -

                   The accompanying notes are an integral part of these financial statements.

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

STATEMENT OF OPERATIONS – (unaudited)

For the Three Months Ended March 31, 2005 and 2004 and the period   January 1, 1993 (date of inception of development stage) to March 31, 2005

	Mar 31,	Mar 31,	Jan 1, 1993 to
	2005	2004	Mar 31, 2005

REVENUES	$ -	$ -	$ -

EXPENSES
Administrative	33,242	75	283,016

NET OPERATING LOSS - before other income and expense	(33,242)	(75)	(283,016)

OTHER INCOME AND EXPENSE
Income from settlement of debt	-	-	1,678,847
Interest expense	-	-	(542,124)

NET INCOME (LOSS)	$ (33,242)	$ (75)	$ 853,707

NET LOSS PER COMMON SHARE

Basic and diluted	$ (.02)	$ -

AVERAGE OUTSTANDING SHARES

Basic (stated in 1,000's)	2,091	601

The accompanying notes are an integral part of these financial statements.

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY

Period January 1, 1993 (date of inception of development stage) to March 31, 2005

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

219,810

220

3,982

-

Net operating loss for the year ended

   December 31, 2002

-

-

-

(70,022)

Issuance of common stock for payment

  of debt  - June 2003

118,989

119

22,611

-

Issuance of common stock for services -

   June 2003

60,141

60,141

11,450

-

Issuance of common stock for payment

   of debt  - July, August 2003

195,123

195

37,105

-

Net operating loss for the year ended

    December 31, 2003

-

-

-

(19,363)

Issuance of common stock for services -

   founders stock - December  2004

1,491,583

1,490

-

-

Net operating loss for the year ended

    December 31, 2004

(26,613)

Issuance of common stock for services

6,336,189

6,336

-

-

Net operating loss for the three months

   ended March 31, 2005

                          -

        -

            -

(33,242)

Balance March  31,  2005

8,429,549

$ 8,430

$ 876,419

$ (964,808)

                                  The accompanying notes are an integral part of these financial statements.

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS – (unaudited)

For the Three Months Ended March 31, 2005 and 2004 and the Period

 January 1, 1993 (date of inception of development stage) to March 31, 2005

	Mar 31,	Mar 31,	Jan 1, 1993
	2005	2004	to Mar 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ (33,242)	$ (75)	$ 853,707
Adjustments to reconcile net loss to
net cash provided by operating activities

Changes in notes and accounts payable	26,906	75	801,602
Income from settlement of debt	-	-	(1,678,847)
Stock issued for services	6,336	-	23,538

Net Cash Used in Operations	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

T-BAY  HOLDINGS,  INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2005

_________________________________________________________________________

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

On December 31, 2004  the Company  had a  net operating loss available for carry forward of  $964,808. The income  tax benefit of approximately  $289,000 from the loss carry forward  has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in stockholders.  The net operating loss  expires starting in 2005 through  2026.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

T-BAY  HOLDINGS,  INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2005

_________________________________________________________________________

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

Officers-directors and control individuals  have acquired 17% of the outstanding common stock.

An affiliate of the Company, by a common officer, has acquired 4% of the outstanding common stock and has made demand, no interest, loans to the Company of $24,814

T-BAY  HOLDINGS,  INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2005

_________________________________________________________________________

4.  CAPITAL STOCK

In March 2005, the Company issued 6,336,189 post 20 to one reverse split common shares to eleven individuals for services pursuant to an S-8 registration statement.

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

6.  2005 NON-QUALIFIED STOCK GRANT AND OPTION PLAN

On January 23, 2005 the Company established  a non-Qualified Stock Grant and Option Plan  intended to serve as an incentive to encourage stock ownership by certain directors, officers, employees and certain persons rendering service to the Company, so that they may acquire or increase their proprietary interest in the success of the Company, and to encourage them to remain in the Company’s service.

The stock subject to grant and the options will be shares of the Company’s authorized but unissued or acquired or reacquired Common Stock.  The aggregate number of shares subject to stock grants and options will not exceed 6,500,000 shares of Stock and the Options may be granted pursuant to the Plan from time to time within a period of ten years from the date the Plan is adopted by the Company’s Board of Directors.

The price of the grants and options and the number of shares under the plan will be determined by the Board of Directors. 6,336,189 shares have been granted under the plan as of the date of this report.

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

GENERAL

The Company was incorporated under the laws of the State of Utah on August 8, 1984 with the name of "Sharus Corporation" with authorized common stock of 50,000,000 shares with a par value of $0.001. On June 13, 1989 the domicile of the Company was changed to the state of Nevada in connection with a name change to "Golden Quest, Inc." On January 7, 2002, the name was changed to "T-Bay Holdings, Inc." as part of a reverse stock split of 400 shares of outstanding stock for one share. On January 17, 2005 the Company effected a reverse stock split of 20 shares of outstanding stock for one share.

The principal business activity of the Company has been the location and recovery of archeological artifacts, precious metals, and other valuables from shipwrecks. We were unable to successfully implement our business plan and during 1992, we abandoned our operations and became inactive. We are now considered to be a "blank check" company.

OUR BUSINESS

We are currently engaged in seeking an interest in a business opportunity. We are not restricting our search to any particular industry or geographical area. We may , therefore , engage in essentially any business in any industry. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

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

On November 16, 2004, our Board of Directors recommended our Company enter into a business combination agreement with Shanghai SunPlus Communication Technology Co., Ltd. where we anticipate that Shanghai SuPplus would become a wholly owned subsidiary of our company.

The preliminary terms of the transaction require shareholders of SunPlus to exchange all of their shares of SunPlus for approximately 18,900,000 shares of T-Bay in a tax free exchange. The exchange would result in T-Bay owning 95% of SunPlus and thereby become a majority owned subsidiary of T-Bay. Pending completion of due diligence and meeting certain obligations, the Company anticipates completing the transaction during the second quarter of 2005.

SunPlus provides a wide span of mobile handset design and other services to leading mobile handset brand owners in China. SunPlus also provides total solution services from new product concept identification, handset exterior design, hardware and software design, material procurement, production and after-sale maintenance services. Customers of SunPlus include CECT, Panda Electronics, NEC, Siemens Mobile, Panasonic, Motorola, ZTE Corporation, and Soutec.

SunPlus leases approximately 3,000 sq. ft of office space in the LuWan District of Shanghai, China. They currently have 200 employees of which 100 are in research and development, 20 in sales and marketing and 18 in administration and management.

SunPlus has two wholly owned subsidiaries, Wise Target International Limited and Amber Link International Limited, both British Virgin Island companies.

EMPLOYEES

We do not currently have any employees but rely upon the efforts of our officers and directors to conduct our business. We do not have any employment or compensation agreements in place with our officers and directors although they are reimbursed for expenditures advanced on our behalf.

RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2005 AND 2004

We have not generated any revenues since inception and had no revenue during the three month periods ended March 31, 2005 and 2004.

Expenses during the three-month period ended March 31, 2005 consisted of $ 33,242 in administrative expenses. General and administrative expenses for the three-month period ended March 31 , 2004 were $ 75. Expenses during both periods consisted of general corporate administration , legal and professional costs, and accounting and auditing expenses necessary to bring the Company’s filings up-to-date.

As a result of the foregoing factors, we realized a net loss of $ 33,242 for the three-month period ended March 31, 2005 compared to a net loss of $ 75 for the three-month period ended   March 31, 2004. Cumulative net loss from inception on January 1, 1993 through March 31 , 200 5 was $ 853,707.

LIQUIDITY AND CAPITAL RESOURCES

We d id not have any assets at March 31, 2005. Total current liabilities at March 31 , 200 5 were $ 79,959 consisting of $24,814 in accounts payable to related parties and $ 55,145 in other accounts payable. Of the $24,814 owed to related parties, $3,800 is owed directly to Larry Eastland, our sole Officer and Director, and the balance of $21,014 is owed to Treasure Bay, Inc. an entity owned and controlled by Larry Eastland. The advances are payable on demand and carry no interest.

On March 16, 2005, we filed a Form S-8 Registration Statement authorizing a Stock Grant and Option Plan (“The Plan”). Under the Plan 6,500,000 shares of its common stock are eligible to be issued. As of March 31, 2005, 6,338,189 shares had been issued pursuant to the Plan to eleven individuals for services to the Company.

During the past two years, we have relied on advances from officers and directors to fund our basic operations. These advances are payable on demand and carry no interest. Management anticipates that we will receive sufficient advances to fund its anticipate activities for the next twelve months. However, there are no formal agreements or understandings to that effect. We have not generated any revenues since inception and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity. Should we require additional capital, it may take additional advances or loans from officers, sell equity or find other forms of debt financing.

Item 3.

  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)

Changes in Internal Controls.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 2.

 Changes in Securities

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

***Share issuances prior to 2004 have not been adjusted for the 20 to one reverse split effective in November 2004. Share issuances listed below were issued after the reverse split was effective.***

In November 2004, we sold 1,440,000 post 20 to one reverse split restricted common shares to seven individuals for $50,000. This sale resulted in a change of control of the Company as described in Form 8-K filed with the Securities and Exchange Commission on November 15, 2004.

Also in November 2004, we issued 50,000 post 20 to one reverse split restricted common shares to an individual for services of a consultant.

In January 2005, we established a non-Qualified Stock Option Plan to encourage stock ownership by officers, directors, employees and consultants. The aggregate number of shares subject to stock grants and options are not to exceed 6,5000,000 shares of our common stock and may be granted pursuant to the Plan for up to ten years. In March 2005, we issued 6,336,189 post 20 to one reverse split common shares were issued to eleven individuals for services rendered pursuant to the Plan.

Item 6.  Exhibits and Reports on Form 8-K

a)

Exhibits

 Exhibit No.

SEC Ref. No.

Title of Document

Location

1

 31.1

Certification of the Principal Executive Officer

 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2

31.2

Certification of the Principal Financial Officer

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3

 32.1

Certification of the Principal Executive Officer

pursuant to U.S.C. Section 1350 as adopted pursuant

to Section 906 of the Sarbanes-Oxley Act of 2002*

4

32.2

Certification of the Principal Financial Officer

pursuant to U.S.C. Section 1350 as adopted pursuant

to Section 906 of the Sarbanes-Oxley Act of 2002*

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b)

Reports on Form 8-K.  None filed during the quarter covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T-BAY HOLDINGS, INC.

Date: May 20, 2005

/s/ Li, Tianpei

Li, Tianpei

Chief Executive Officer

President

Date: May 20, 2005

/s/ Wu, Silu

Wu, Silu

Chief Financial Officer

13