Form 10QSB
period 2005-06-30
T BAY HOLDINGS INC
filed 2005-08-15
CIK 868689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-QSB

(Mark one)

[X]

Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ending June 30, 2005

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

As of June 30, 2005, there were 8,429,549 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes        No   X

FORM 10-QSB

T-BAY HOLDINGS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets – June 30, 2005 and December 31, 2004

Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004, and for the period January 1, 1993 (Quasi-Reorganization) Through June 30, 2005

Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004, and for the period January 1, 1993 (Quasi-Reorganization) Through June 30, 2005

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 9 11
PART II.	Other Information Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	11 12
	Signatures	13

(Inapplicable items have been omitted)

PART I   -  FINANCIAL INFORMATION

Item 1.

   Financial Statements

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

BALANCE SHEETS

June 30, 2005 and December 31, 2004

(unaudited)

Jun 30,

Dec 31,

2005

2004

ASSETS

CURRENT ASSETS

Cash

$     -

$      -

Total Current Assets

$     -

$      -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable - related parties

$ 24,814

 $ 24,814

Accounts payable

60,526

28,239

Total Current Liabilities

85,340

53,053

STOCKHOLDERS' DEFICIENCY

Preferred stock

10,000,000 shares authorized at $.001 par value

none outstanding

-

-

Common stock

50,000,000 shares authorized at $0.001 par value;

8,429,549 shares issued and outstanding June 30, 2005

8,430

2,094

Capital in excess of par value

876,419

876,419

Accumulated deficit - Note

(970,189)

(931,566)

Total Stockholders' Deficiency

(85,340)

(53,053)

$           -

$           -

The accompanying notes are an integral part of these financial statements.

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

STATEMENT OF OPERATIONS

(unaudited)

For the Three and Six Months Ended June 30, 2005 and 2004 and the period

January 1, 1993 (date of inception of development stage) to June 30, 2005

Three Months

Six Months

Jun 30,

Jun 30,

Jun 30,

Jun 30,

Jan 1,1993 to

2005

2004

2005

2004

Jun 30, 2005

REVENUES

$     -

$      -

$    -

$   -

$    -

EXPENSES

Administrative

5,381

5,835

38,623

5,910

288,397

NET OPERATING LOSS - before

other income & expenses

(5,381)

(5,835)

(38,623)

(5,910)

(288,397)

OTHER INCOME AND EXPENSES

Income from settlement of debt

-

-

-

-

1,678,847

Interest expense

          -

        -

        -

        -

(542,124)

NET INCOME (LOSS)

(5,381)

(5,835)

$  (38,623)

$  (5,910)

$  (848,326)

NET LOSS PER COMMON

SHARE

Basic and diluted

$       -

$       -

$  (.01)

$     -

AVERAGE  OUTSTANDING

SHARES

Basic (stated in 1,000's)

8,430

2,091

6,315

2,091

The accompanying notes are an integral part of these financial statements.

T-BAY  HOLDINGS,  INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

(unaudited)

For the Six Months Ended June 30, 2005  and 2004 and the Period

January 1, 1993 (date of inception of development stage) to June 30, 2005

Six Months

Jun 30,

Jun 30,              Jan 1, 1993

2005

2004

to Jun 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)

$(38,623)

$ (5,910)

$ 848,326

Adjustments to reconcile net loss to

net cash provide by operating

activities

Changes in notes and accounts payable

32,287

5,910

806,983

Income from settlement of debt

-

-

(1,678,847)

Stock issued for services

6,336

-

23,538

______

_____

_______

Net Cash Used in Operations

-

-

-

CASH FLOWS FROM INVESTING ACTIVITIES

       -

       -

        -

CASH FLOWS FROM FINANCING ACTIVITIES

       -

       -

       -

Net Increases (Decrease) in Cash

       -

       -

        -

Cash at Beginning of Period

       -

       -

        -

Cash at End of Period

$       -

$       -

$      -

The accompanying notes are an integral part of these financial statements

T-BAY  HOLDINGS,  INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2005

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

On June 30, 2005  the Company  had a  net operating loss available for carry forward of  $970,189. The income  tax benefit of approximately  $291,000 from the loss carry forward  has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in stockholders.  The net operating loss  expires starting in 2005 through  2026.

Financial Instruments

The carrying amounts of financial instruments  are considered by management to be their estimated fair values due to their short term maturities.

T-BAY  HOLDINGS,  INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2005

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

An affiliate of the Company, by a former common officer, has acquired 4% of the outstanding common stock and has made demand, no interest, loans to the Company of $24,814.

T-BAY  HOLDINGS,  INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2005

4.  CAPITAL STOCK

During March 2005 the Company issued 6,336,189 common shares to eleven individuals for services.

During the year ended December 2004 the Company issued 1,440,000 restricted common shares to officers-directors and other control individuals   for services and 50,000 restricted common shares to an advisor for services.

5.  2005 NON-QUALIFIED STOCK GRANT AND OPTION PLAN

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

The price of the grants and options and the number of shares under the plan will be determined by the Board of Directors. 6,336,189 shares have been granted under the plan on the date of this report.

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

On November 16, 2004, our Board of Directors recommended our Company enter into a business combination agreement with the shareholders of Shanghai Sunplus Communication Technology Co., Ltd. where we anticipate that Shanghai Sunplus would become a 95% subsidiary of our company.

The preliminary terms of the transaction require shareholders of Wise Target International Limited and Amber Link International Limited, which altogether hold 95% shareholding in Shanghai Sunplus Communication Technology Co., Ltd., to exchange all the shares of Wise Target International Limited and Amber Link International Limited for approximately 18,550,000 shares of T-Bay in a tax free exchange. The exchange would result in T-Bay owning 95% of SunPlus and thereby become a majority owned subsidiary of T-Bay.

Pending completion of due diligence and meeting certain obligations, the Company anticipates completing the transaction late August, 2005.

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

RESULTS OF OPERATIONS THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

We have not generated any revenues since inception and had no revenue during the three month periods ended June 30, 2005 and 2004.

Expenses during the three-month period ended June 30, 2005 consisted of $ 5,381 in administrative expenses compared to $5,835 for the same period in 2004. General and administrative expenses for the six-month period ended June 30 , 2005 were $ 38,623 compared to $5,910 for the same period in 2004. Expenses during both periods consisted of general corporate administration , legal and professional costs, and accounting and auditing expenses necessary to bring the Company’s filings up-to-date.

As a result of the foregoing factors, we realized a net loss of $ 5,381 for the three-month period ended June 30, 2005 compared to a net loss of $ 5,835 for the three-month period ended   June 30, 2004. For the six months ended June 30, 2005 we realized a net loss of $38,623 compared to $5,910 for the same period in 2004.  Cumulative net loss from inception on January 1, 1993 through June 30 , 200 5 was $ 288,397.

LIQUIDITY AND CAPITAL RESOURCES

We d id not have any assets at June 30, 2005. Total current liabilities at June 30 , 200 5 were $ 85,340 consisting of $24,814 in accounts payable to related parties and $ 60,526 in other accounts payable. Of the $24,814 owed to related parties, $3,800 is owed directly to Larry Eastland, a shareholder, and the balance of $21,014 is owed to Treasure Bay, Inc. an entity owned and controlled by Larry Eastland. The advances are payable on demand and carry no interest.

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

Item 3.

  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended June 0, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

Attached

2

31.2

Certification of the Principal Financial Officer

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Attached

3

 32.1

Certification of the Principal Executive Officer

pursuant to U.S.C. Section 1350 as adopted pursuant

to Section 906 of the Sarbanes-Oxley Act of 2002*

Attached

4

32.2

Certification of the Principal Financial Officer

pursuant to U.S.C. Section 1350 as adopted pursuant

to Section 906 of the Sarbanes-Oxley Act of 2002*

Attached

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

(b)

Reports on Form 8-K.

On July 29, subsequent to the date of this report, the Company filed a report on Form 8-K reporting the following event:

Item 5.03 Amendments to Articles of Incorporation; Change in Fiscal Year

The Board of Directors, pursuant to the ByLaws of the Company, approved a change in the fiscal year end of the Company from December 31 to March 31.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T-BAY HOLDINGS, INC.

Date: August 15, 2005

/s/ Li, Tianpei

Li, Tianpei

Chief Executive Officer

President

Date: August 15, 2005

/s/ Wu, Silu

Wu, Silu

Chief Financial Officer