Form 10QSB
period 2005-09-30
T BAY HOLDINGS INC
filed 2005-11-18
CIK 868689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-QSB

(Mark one)

[X]

Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ending September 30, 2005

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

208 South Academy Avenue, Suite 130, Eagle, Idaho 83616

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

As of September 30, 2005, there were 30,079,549 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes        No   X

FORM 10-QSB

T-BAY HOLDINGS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Unaudited Consolidated Balance Sheet – September 30, 2005

Unaudited Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2005 and 2004

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2005 and 2004

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 5 6 7 8-12 13 25
PART II.	Other Information Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	25 26
	Signatures	27

(Inapplicable items have been omitted)

PART I   -  FINANCIAL INFORMATION

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

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET

September 30, 2005

(In United States dollars)

	Note(s)	SEPTEMBER 30, 2005
		US$’000
ASSETS
CURRENT ASSETS
Cash and cash equivalents		290
Accounts receivable, net		16,482
Prepayments, deposits and other receivables, net
Related parties	6	3
Third parties		741
Inventories	3	4,120

Total current assets		21,636

PROPERTY, PLANT AND EQUIPMENT, NET		470

INTANGIBLE ASSETS, NET		46

TOTAL ASSETS		22,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		3,976
Accruals and other payables
Related parties	6	25
Third parties		844
Receipts in advance		1,339
Value-added tax payable		166
Income tax payable		741

Total current liabilities		7,091

LONG-TERM LIABILITIES
Due to shareholders	6	3,562

Total liabilities		10,653

MINORITY INTERESTS		647

COMMITMENTS AND CONTINGENCIES	7

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value $0.001, issued and outstanding Nil		-
Common stock, authorized 50,000,000 shares, par value $0.001, issued and outstanding 30,079,549		30
Translation adjustment		333
Statutory surplus fund		674
Capital reserve		1,465
Retained earnings		8,350

Total stockholders’ equity		10,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		22,152

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and six months ended September 30, 2004 and 2005

(In United States dollars, except number of shares)

		THREE MONTHS ENDED		SIX MONTHS ENDED
	Note(s)	SEPTEMBER 30, 2004	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004	SEPTEMBER 30, 2005

		US$’000	US$’000	US$’000	US$’000

NET REVENUE
Related parties	6	2,752	-	10,632	-
Third parties		5,553	8,335	5,899	11,433
TOTAL NET REVENUE		8,305	8,335	16,531	11,433

COST OF REVENUE		7,167	4,513	13,416	5,957

GROSS PROFIT		1,138	3,822	3,115	5,476

OPERATING EXPENSES
Selling expenses		84	46	101	86
General and administrative expenses		768	755	1,399	1,495

TOTAL OPERATING EXPENSES		852	801	1,500	1,581

INCOME FROM OPERATIONS		286	3,021	1,615	3,895

OTHER INCOME		6	1	8	13

INTEREST EXPENSE		(45)	-	(104)	-

INCOME BEFORE INCOME TAX AND MINORITY INTERESTS		247	3,022	1,519	3,908

INCOME TAX: CURRENT	4	-	(420)	-	(553)

INCOME BEFORE MINORITY INTERESTS		247	2,602	1,519	3,355

MINORITY INTERESTS		(62)	(134)	(380)	(172)

NET INCOME		185	2,468	1,139	3,183

WEIGHTED AVERAGE NUMBER OF SHARES		30,054	29,911	30,054	28,453

EARNINGS PER SHARE		0.01	0.08	0.04	0.11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended September 30, 2005

(In United States dollars)

	COMMON STOCK		CAPITAL RESERVE	STATUTORY SURPLUS FUND	RETAINED EARNINGS	TRANSLATION ADJUSTMENT	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance, April 1, 2005 as recapitalized (Notes 1 and 8)	26,979,549	27	1,465	513	5,167	(7)	7,165
Issue of shares	3,100,000	3	-	-	-	-	3
Net income	-	-	-	-	3,183	-	3,183
Foreign currency translation adjustment	-	-	-	161	-	340	501

Balance, September 30, 2005-Unaudited	30,079,549	30	1,465	674	8,350	333	10,852

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended September 30, 2004 and 2005

 (In United States dollars)

	FOR THE SIX MONTHS ENDED
	SEPTEMBER 30, 2004	SEPTEMBER 30, 2005
	US$’000	US$’000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	1,139	3,183
Adjustments to reconcile net income to net cash generated from/(used in) operating activities:
Depreciation	45	78
Amortization	8	7
Changes in operating assets and liabilities:
Increase in accounts receivable	(12,287)	(7,743)
Decrease in notes receivable
(Increase)/decease in prepayments, deposits and other receivables	(2,705)	89
Decrease in inventories	1,055	3,902
Increase/(decrease) in accounts payable	1,996	(1,732)
Increase in accruals and other payables	1,630	314
Increase/(decrease) in minority interests	87	(2,239)
Increase in receipts in advance	7,372	742
Increase/(decrease) in value-added tax payable	862	(195)
Increase in income tax payable	2,923	560
(Decrease)/increase in due from/to shareholders, net	(8)	797

Net cash generated from/(used in) operating activities	2,117	(2,237)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of property, plant and equipment	(151)	(13)
Acquisition of intangible assets	(58)	(3)

Net cash used in investing activities	(209)	(16)

CASH FLOW FROM FINANCING ACTIVITIES
Issue of shares	-	3
Arising from the Merger	-	1,333

Net cash generated from investing activities	-	1,336

Effect of exchange rate changes on cash	-	501

Net increase/(decrease) in cash and cash equivalents	1,908	(416)

Cash and cash equivalents at beginning of period	152	706
Cash and cash equivalents at end of period	2,060	290

SUPPLEMENTAL INFORMATION
Income taxes paid	-	-
Interest paid	104	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and subsidiaries

T-Bay Holdings, Inc. (the “Company” or T-Bay) was incorporated under the laws of the State of Utah on August 8, 1984 with the name of “Sharus Corporation” with authorized common stock of 50,000,000 shares with a par value of $0.001.  On June 13, 1989, the domicile of the Company was changed to the state of Nevada in connection with a name change to  “Golden Quest, Inc.”.  On January 7, 2002, the name was changed to “T-Bay Holdings, Inc.” as part of a reverse stock split of 400 shares of outstanding stock for one share and on November 23, 2004, the Company increased the authorized common stock to 100,000,000 shares with a par value of $.001 as part of a reverse stock split of 20 outstanding shares for one share .

The principal business activity of T-Bay has been locating and recovery of archeological artifacts, precious metals, and other valuables from shipwrecks.  During 1992, T-Bay abandoned its operations and became inactive.  T-Bay is considered to be in the development stage after 1992.

On August 16, 2005, pursuant to an Agreement and Plan of Reorganization, T-Bay issued 18,550,000 shares of its common stock for all of Amber Link International Limited’s (“Amber Link”) and Wise Target International Limited’s (“Wise Target”) outstanding shares of common stock (the “Merger”).  Amber Link and Wise Target are two of the owners of Shanghai Sunplus Communication Co. Ltd. (“Sunplus”).  As of September 30, 2005, Wise Target owned a 74% interest and Amber Link owned a 21% interest in Sunplus.  After the Merger and as of September 30, 2005, T-Bay indirectly owned a 95% interest in Sunplus.

Wise Target was incorporated on April 24, 2002 under the International Business Companies Act in the British Virgin Islands.  Wise Target held a 74% interest in Sunplus prior to the Merger.

Amber Link was incorporated on May 10, 2002 under the International Business Companies Act in the British Virgin Islands.  Amber Link held a 21% interest in Sunplus prior to the Merger.

Sunplus was established on October 17, 2002 under the laws of The People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices.  During the period ended September 30, 2004 and 2005, Sunplus was engaged in the design, production and sales of mobile phones in the PRC.  Sunplus was owned by Wise Target (74%), Amber Link (21%) and Shanghai Fanna Industrial Product Design Co., Ltd (“Shanghai Fanna”) (5%) prior to the Merger.  Sunplus commenced operations on May 1, 2003.  At September 30, 2005, Sunplus has approximately 160 staff, mostly engineers and software programmers.

For accounting purpose, the combination is being reflected as a recapitalization of Amber Link and Wise Target, with Amber Link and Wise Target as the acquirers.  The 18,550,000 T-Bay shares issued are treated as issued by Amber Link and Wise Target for cash and are shown as outstanding for all periods presented.  The combined results of operations will be primarily those of Wise Target and Amber Link, which in effect are those of Sunplus.

The unaudited consolidated balance sheet as of September 30, 2005 includes T-Bay, Wise Target, Amber Link and Sunplus (the “Group”) and the unaudited consolidated statement of operations for the three months ended September 30, 2005 and for the six months ended September 30, 2005 include Wise Target, Amber Link and Sunplus for the full periods and T-Bay from August 16, 2005.  The statements of operations for the three months ended September 30, 2004 and for the six months ended September 30, 2004 include Wise Target and Sunplus only.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies

(a) Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments have been included and all adjustments considered necessary to make the interim financial statements not misleading have been included and such adjustments are of a normal recurring nature.  These financial statements should be read in conjunction with the consolidated financial statements of Wise Target for the year ended March 31, 2005 and notes thereto contained in the Report on Form 8-K of T-Bay dated September 8, 2005 as filed with the Securities and Exchange Commission.  The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results for the full fiscal year ending March 31, 2006.

(b) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding for the period.  Shares issued in the Merger (see Note 1) are presented as outstanding for all periods.

(c) Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the changes in equity during the period presented from foreign currency translation adjustments.

	Translation adjustment	Accumulated other comprehensive loss
	US$’000	US$’000

Balance, April 1, 2005	(7)	(7)
Translation adjustment	501	501
Balance, September 30, 2005	494	494

3. Inventories

As of September 30, 2005, inventories consisted of the following:

SEPTEMBER 30, 2005
US$’000

Raw materials	2,802
Work in progress	585
Finished goods	733

Total	4,120

There was no allowance for losses of inventories as of September 30, 2005.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Income Taxes

Amber Link and Wise Target are not subject to income taxes in any tax jurisdiction.

No provision for income tax for T-Bay has been made as T-Bay incurred a loss for the period.

Sunplus is subject to PRC Income Tax.  Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai is 27% (24% national income tax plus 3% local income tax).

Pursuant to the relevant laws and regulations in the PRC, Sunplus is entitled to an exemption from PRC income tax for two years starting from its first profitable year.  As Sunplus’ statutory year-end is December 31, the exemption applied from January 1, 2003 to December 31, 2004.  Sunplus is also entitled to three years of 50% exemption after the expiration of the two years of full exemption.  The 50% exemption applies from January 1, 2005 to December 31, 2007.

A reconciliation between taxes computed at the statutory rates and effective tax rates is as follows:-

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	SEPTEMBER 30, 2004	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004	SEPTEMBER 30, 2005
	US$’000	US$’000	US$’000	US$’000

Income before income tax	247	3,022	1,519	3,908

Income tax on pretax income at statutory rate	67	816	410	1,055
Tax effect of non-deductible expenses	-	24	-	51
Tax effect of exemption	(67)	(420)	(410)	(553)

Income tax expense	-	420	-	553

Sunplus is also subject to value-added tax (“VAT”), business tax and surtax.

5. Credit facilities

Unused credit lines of notes payable as of September 30, 2005 aggregated approximately $6,179,000 will expire in June 2006.  The credit facilities are guaranteed by Cosun Group Co., Ltd. (“Cosun”), an unrelated third party and two of Cosun’s directors.

6. Related Party Transactions

The Group engages in business transactions with the following related parties:

a. Li Xiaofeng, a stockholder of T-Bay.

b. CECT, a customer of Sunplus.  A director of Sunplus was also a director of CECT. (The director resigned as a director of Sunplus on July 22, 2004)

c. Li Meilian, a stockholder of T-Bay.

d. LEA Management Group LLC (“LEAM”), a stockholder of T-Bay.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Related Party Transactions (continued)

The Group has the following transactions and balances with related parties:-

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	SEPTEMBER 30, 2004	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004	SEPTEMBER 30, 2005
	US$’000	US$’000	US$’000	US$’000

Sales to CECT	2,752	-	10,632	-

SEPTEMBER 30, 2005
US$’000

Other receivable – Li Xiaofeng	3

Other payable – LEAM	25

Long-term liabilities
Other payable – Li Meilian	2,790
Other payable – Li Xiaofeng	772
3,562

The balances have no stated terms for repayment and are not interest bearing.

7. Commitments and Contingencies

a.

As of June 30, 2005, Sunplus leased office premises under several agreements expiring on various dates in 2006.

Rental expenses for the period ended September 30, 2004 and 2005 amounted to $100,000 and $73,000, respectively, and are included in general and administrative expenses in the unaudited consolidated statements of operations.

The future minimum lease payments under the above-mentioned leases as of September 30, 2005 are as follows:-

US$’000
Year Ending March 31,
2006	175

b.

Sunplus entered into a technology service contract with a customer for a period of three years starting from February 2003.  Under this agreement, the Company paid customer service fees of $7,000 and $41,000, respectively, in the periods ended September 30, 2004 and 2005, which were charged to operations.

c.

Wise Target had a capital commitment contracted for but not contributed in respect of investment in Sunplus amounting to approximately $97,000 (HK$756,000) at September 30, 2005.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Common Stock

The number of shares of common stock presented as outstanding as of April 1, 2005 in the consolidated statement of changes in stockholders’ equity includes the shares issued by the Company as a result of reorganization as described in Note 1. Details of the number of shares presented is as follows:

Number of shares

Outstanding shares as at April 1, 2005 prior to the reorganization	8,429,549

Issue of shares upon reverse merger	18,550,000

Number of shares of common stock presented in the consolidated statement of changes in stockholders’ equity as of April 1, 2005	26,979,549

The issuance of 3,100,000 shares were issued as payment for services rendered to the Company and $3,100 was recognized as compensation expenses.

Item 2.

   Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

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

Originally, the principal business activity of the Company has been the location and recovery of archeological artifacts, precious metals, and other valuables from shipwrecks. We were unable to successfully implement our business plan and during 1992, we abandoned our operations and became inactive.

On August 1, 2005, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) between Wise Target International Limited, (“Wise Target”), Amber Link International Limited (“Amber Link”), Ms. Meilian Li and Mr. Xiaofeng Li.  Pursuant to the terms of the Agreement, following due diligence, the Company will acquire all of the outstanding stock of Wise Target and Amber Link making them wholly owned subsidiaries of the Company.  Wise Target and Amber Link together own and control 95% of Shanghai Sunplus Communication Technology Co., Ltd., (“Sunplus”), a Sino-foreign joint venture. The Agreement requires the Company to issue 18,550,000 shares of restricted common stock in exchange for all of the issued and outstanding shares of Wise Target and Amber Link.  Ms. Meilian Li is the sole shareholder of Wise Target and Mr. Xiaofeng Li is the sole shareholder of Amber Link.

OUR BUSINESS

Shanghai Sunplus Communication Technology Co., Ltd., a Sino-foreign joint venture established in China in 2002, provides a wide span of mobile handset design and other services to leading mobile handset brand owners in China.  Sunplus also provides total solution services to its customers, starting from new product concept identification, handset exterior design, hardware and software design, material procurement, production, and after-sale maintenance services.  Customers include CECT, Panda Electronics and Siemens Mobile.

Sunplus is jointly formed by Wise Target, Amber Link and Shanghai Fanna Industrial Product Design Co., Ltd. (“Shanghai Fanna”).  Wise Target and Amber link are investment holding companies incorporated in the British Virgin Islands whereas Shanghai Fanna was established in China in 2001 with specialties in design, R&D and commercialization of high-end sophisticated electronics products.

Sunplus seeks to maintain and strengthen its position as a provider of high quality mobile handset design services.  In order to achieve its objectives, Sunplus plans to pursue the following key strategies:

-

Enhance design capability in the 3G sector.  Sunplus is strengthening its engineering teams for the design of high-end mobile handsets with sophisticated value-added multi-media functions to cater for the highly potential 3G market.

-

Develop low-end phones for the mass market.  Sunplus also intends to design basic mobile handsets at low cost to help its customers capture the mass market in central and western regions of China.

-

Strengthen its total solution services for its customers. Sunplus seeks to provide more comprehensive

services to its customers, enhancing its design capability and offering comprehensive solutions to meet   the various needs of our clients.  Sunplus plans to focus more on brand building and marketing activities   in design industry. Sunplus will focus on design services in the next few years, which we believe has   higher profit margin and requires less working capital.

Services and Products

Sunplus tailor-makes its services and products based on the requirements of its customers.  Sunplus services include:

-

Mobile handset design.  Sunplus has special project teams to work closely with its customers to monitor and coordinate the progress of each new design project.

■

Industrial and mechanical design.  Sunplus designs the exterior outlook and mechanical structure of a mobile handset.  Sunplus adopts the user-orientation design concept and focus its product design on the personality of target end-users.

■

Hardware design.  In addition to the design of the core printed circuit board layout, Sunplus  has also set up special engineering teams on the design of baseband and radio frequency parts of mobile handsets based on chips platforms.

■

Software design.  Sunplus designs the software system for the mobile handset and its function modules.  Sunplus is capable of developing its own software in man-machine-interface and the driver software for LCD display, camera, harmonic ring tones and MP3 functions.

-

Production Services

■

Based on the request of its customers, Sunplus also manufactures the components and/or the entire mobile handsets for its customers.  Sunplus subcontracts the production work to third party manufacturers mostly in the Shanghai area.  Sunplus has a quality assurance team to monitor the production process to ensure the products can meet its quality requirement.

-

After-sale Services

■

For the mobile handsets Sunplus manufactures for its customers, Sunplus will also provide maintenance services during the product warranty period.

Competition

Competition in the mobile handset design market is keen and fragmented.  Sunplus faces competition mainly from other independent mobile handset design houses in China, including Beijing Techfaith, Longcheer Holdings and Shanghai Simcom.

Sunplus competes with these companies by striving to provide higher quality services in the following aspects:

-

Ability to help customers identify and/or forecast the trend of mobile handsets.

-

Technological capacity.

-

Comprehensive and total solution services.

-

Ability to rapidly complete a design.

-

Cost effectiveness.

-

Product quality and reliability in both hardware and software functionality.

Suppliers

Key technologies.  The key technologies Sunplus adopts for mobile handset design are from third-party licensors, mainly Skyworks Solutions.  These licenses are typically non-exclusive under royalty-accruing or paid-up contract basis.

Components and mobile handsets.  Sunplus relies on third party suppliers for manufacturing the modules and components as well as complete handsets.

There are many manufacturers of mobile handsets and components in China.  Sunplus believes it will be able to find substitutes within a short period of time in case any of its current suppliers fails to perform.

Research and Development

Sunplus has a strong R & D team with expertise in both the hardware and software design for mobile handsets:

-

Hardware design.  Sunplus is capable of developing new mobile handsets on different modules and chips platforms.

-

Software design.  Sunplus is capable of designing software for various application layers, including exchange function for man-machine interface (MMI), drivers for LCD display, camera, polyphonic ringing tones, MP3, MMS, WAP and e-mail.

Customers

Sunplus customers include major mobile handset brand owners in China, such as CECT, Cosun Communications and Huizhou Calilee Communication Technology Company Limited. These three largest customers collectively accounted for approximately 56% of Sunplus’ net revenue for the six months ended September 30, 2005.

Sunplus generates its revenue from three main sources:-

-

Design fees.

-

Royalty charged for each unit of mobile handset the customers produce based on the volume of production.

-

Sale of complete mobile handsets.

Facilities

Sunplus’ principal executive offices occupy 4 floors of space with total area of 25,000 sq.ft. (or 2,300 sq. m.) in LuWan District of Shanghai, China.  These leased premises house the design department, product testing facilities, maintenance and administrative departments.  Sunplus subcontracts the production of mobile phone components and complete handsets to third party manufacturers located in Shanghai and nearby provinces.

Employees

Sunplus currently has about 160 employees, including 100 in research and development, 20 in sales and marketing, 20 in administration and management, and 20 in technical support and others.

RESULTS OF OPERATIONS THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Our net revenue was $8,335,000 for the three months ended September 30, 2005 compared to $8,305,000 for the same period in 2004.  Net revenue for the six months ended September 30, 2005 was $11,433,000 compared to $16,531,000 for the same period in 2004.  Cost of revenue for the three months ended September 30, 2005 was $4,513,000 compared to $7,167,000 for the same period in 2004, resulting in gross profit of $3,822,000 for the three months ended September 30, 2005 and $1,138,000 for the same period in 2004.  Cost of revenue for the six months ended September 30, 2005 was $5,957,000 compared to $13,416,000 for the same period in 2004, resulting in gross profit of $5,476,000 for the six months ended September 30, 2005 and $3,115,000 for the same period in 2004.

Revenue

Our revenue was $8,335,000 for the three months ended September 30, 2005, a slightly increase from $8,305,000 for the same period in 2004.  The increase came mainly from the growth in revenues from design fees. Although the sales of self-manufactured products decreased compared to 2004, the strong growth in design fee made up the difference keeping the overall revenue stream stable. Our revenues are generated mainly from design fees and sales of products we manufacture for our customers.  This segment of our income generated from design fees we believe have higher profit margin and require less working capital compared to income from sales of products. For the three months ended September 30, 2005, revenue from design fees was of 60% of total revenue, while revenue from manufacture was of 39% in total.

The design fees can be classified into two parts.  One is overall design fee for the whole design solution; the other is to charge a percentage from the sales of our clients’ products, which were designed by us.  The increases in revenues, therefore, were partly a result from the strong sales of our client’s products.

Cost of Revenue

For the three months ended Sep. 30, 2005, the cost of revenue declined from $7,167,000 to $4,513,000. The significant decline came mainly from efficiencies that resulted in a decrease in the cost of manufacturing.. As noted above, the portion of revenues from sale of products, which cost more than design, decreased for the three months, so the cost of manufacture, including purchasing raw material, manufacturing expense, also greatly decreased, leading to the smaller cost of revenue.

Operating Expense

Operating expenses during the three months ended September 30, 2005 were $801,000 compared to $852,000 for the same period in 2004.  Operating expenses during the six months ended September 30, 2005 were $1,581,000 compared to $1,500,000 for the same period in 2004.  Operating expenses consisted of sales expenses and general and administrative expenses. The sales expenses were only half what they were for the same period last year, which resulted from a decrease of self-manufactured promotional expenses. General and administrative expenses remain at the same level as the same period in 2004.

Interest Expense

For the three months ended Sep. 30, 2005, we have sufficient cash to meet obligations, and therefore, no need to use our credit line offered by local banks and other parties. There was no interest expense in the past 6 months.

Tax

Sunplus is subject to PRC Income Tax.  Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai is 27% (24% national income tax plus 3% local income tax).

Pursuant to the relevant laws and regulations in the PRC, Sunplus is entitled to an exemption from PRC income tax for two years starting from its first profitable year.  As Sunplus’ statutory year-end is December 31, the exemption applied from January 1, 2003 to December 31, 2004.  Sunplus is also entitled to three years of 50% exemption after the expiration of the two years of full exemption.  The 50% exemption applies from January 1, 2005 to December 31, 2007.

Net income

Net income was $2,468,000 for the three months ended September 30, 2005 compared to $185,000 for the same period in 2004.  Net income was $3,183,000 for the six months ended September 30, 2005 compared to $1,139,000 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005 we had total assets of $22,152,000 which consisted of $290,000 in cash or cash equivalents, $16,482,000 in accounts receivable, net, prepayments, deposits and other receivables, net of $3,000 from related parties and $741,000 from third parties, inventories of $4,120,000, property, plant and equipment, net of $470,000 and intangible assets, net of $46,000.

Our total current liabilities as of September 30, 2005 was $7,091,000 consisting of $3,976,000 in accounts payable, accruals and other payables of $25,000 to related parties and $844,000 to third parties, receipts in advance of $1,339,000, value-added tax payable of $166,000 and income tax payable of $741,000.  Our long term liabilities was $3,562,000.

Before the acquisition of Wise Target and Amber Link which gave us a 95% interest in Shanghai Sunplus Communication Co. Ltd., we had no operations and relied on advances from officers and directors to fund our basic operations. We currently have on-going operations and believe we have sufficient capital to continue operations for the next twelve months.  We do not anticipate the need for additional capital at this time.  However, should we require additional capital, we may take additional advances or loans from officers, sell equity or find other forms of financing.

RISK FACTORS

Set forth below is a description of factors that may affect our business, results of operations and share price from time to time.

Our sales and profitability depend on the continued growth of the mobile communications industry as well as the growth of the new market segments within that industry in which we have recently invested. If the mobile communications industry does not grow as we expect, or if the new market segments on which we have chosen to focus and in which we have recently invested grow less than expected, or if new faster-growing market segments emerge in which we have not invested, our sales and profitability may be adversely affected.

Our business depends on continued growth in mobile communications in terms of the number of existing mobile subscribers who upgrade or simply replace their existing mobile devices, the number of new subscribers and increased usage. As well, our sales and profitability are affected by the extent to which there is increasing demand for, and development of, value-added services, leading to opportunities for us to successfully market mobile devices that feature these services. These developments in our industry are to a certain extent outside of our control. For example, we are dependent on operators in highly penetrated markets to successfully introduce services that cause a substantial increase in usage of voice and data. Further, in order to support a continued increase in mobile subscribers in certain low-penetration markets, we are dependent on operators to increase their sales volumes of lower-cost mobile devices and to offer affordable tariffs. If operators are not successful in their attempts to increase subscriber numbers, stimulate increased usage or drive replacement sales, our business and results of operations could be materially adversely affected.

Our industry continues to undergo significant changes. First, the mobile communications, information technology, media and consumer electronics industries are converging in some areas into one broader industry leading to the creation of new mobile devices, services and ways to use mobile devices. Second, while participants in the mobile communications industry once provided complete products and solutions, industry players are increasingly providing specific hardware and software layers for products and solutions. As a result of these changes, new market segments within our industry have begun to emerge and we have made significant investments in new business opportunities in certain of these market segments, such as smartphones, imaging, games, music and enterprise mobility infrastructure. However, a number of the new market segments in the mobile communications industry are still in early states of their development, and it may be difficult for us to accurately predict which new market segments are the most advantageous for us to focus on. As a result, if the segments on which we have chosen to focus grow less than expected, we may not receive a return on our investment as soon as we expect, or at all. We may also forego growth opportunities in new market segments of the mobile communications industry on which we do not focus.

Our results of operations, particularly our profitability, may be adversely affected if we do not successfully manage price erosion related to our products.

In the future, if, for competitive reasons, we need to lower the selling prices of certain of our products and if we cannot lower our costs at the same rate or faster, this may have a material adverse effect on our business and results of operations, particularly our profitability. To mitigate the impact of mix shifts on our profitability, we implement product segmentation with the aim of designing appropriate features with an appropriate cost basis for each customer segment. Likewise, we endeavor to mitigate the impact on our profitability of price erosion of certain features and functionalities by seeking to correctly time the introduction of new products, in order to align such introductions with declines in the prices of relevant components. We cannot predict with any certainty whether or to what extent we may need to lower prices for competitive reasons again and how successful we will be in aligning our cost basis to the pricing at any given point in time. Price erosion is a normal characteristic of the mobile devices industry, and the products and solutions offered by us are also subject to natural price erosion over time. If we cannot reduce our costs at the same rate, our business may be materially adversely affected. Although we may take actions to mitigate price erosion, such as strengthening the Sunplus brand in order to support a price premium over certain of our competitors, there can be no assurance that we will be successful in this regard.

We must develop or otherwise acquire complex, evolving technologies to use in our business. If we fail to develop these technologies or to successfully commercialize them as new advanced products and solutions that meet customer demand, or fail to do so on a timely basis, it may have a material adverse effect on our business, our ability to meet our targets and our results of operations.

In order to succeed in our markets, we believe that we must develop or otherwise acquire complex, evolving technologies to use in our business. However, the development and use of new technologies, applications and technology platforms for our mobile devices involves time, substantial costs and risks both within and outside of our control. This is true whether we develop these technologies internally, by acquiring or investing in other companies or through collaboration with third parties.

The technologies, functionalities and features on which we choose to focus may not achieve as broad or timely customer acceptance as we expect. This may result from numerous factors including the availability of more attractive alternatives or a lack of sufficient compatibility with other existing technologies, products and solutions. Additionally, even if we do select the technologies, functionalities and features that customers ultimately want, we or the companies that work with us may not be able to bring them to the market at the right time.

Furthermore, as a result of ongoing technological developments, our products and solutions are increasingly used together with components or layers that have been developed by third parties, whether or not Sunplus has authorized their use with our products and solutions. However, such components, such as batteries, or layers, such as software applications, may not be compatible with our products and solutions and may not meet our and our customers' quality, safety or other standards. As well, certain components or layers that may be used with our products may enable our products and solutions to be used for objectionable purposes, such as to transfer content that might be hateful or derogatory. The use of our products and solutions with incompatible or otherwise substandard components or layers, or for purposes that are inappropriate, is largely outside of our control and could harm the Sunplus brand.

We need to understand the different markets in which we operate and meet the needs of our customers, which include mobile network operators, distributors, independent retailers and enterprise customers. We need to have a competitive product portfolio, and to work together with our operator customers to address their needs. Our failure to identify key market trends and to respond timely and successfully to the needs of our customers may have a material adverse impact on our market share, business and results of operations.

We serve a diverse range of customers, ranging from mobile network operators, distributors, independent retailers to enterprise customers, across a variety of markets. In many of these markets, the mobile communications industry is at different stages of development, and many of these markets have different characteristics and dynamics, for example, in terms of mobile penetration rates and technology, feature and pricing preferences. Establishing and maintaining good relationships with our customers and understanding trends and needs in their markets require us to constantly obtain and evaluate a complex array of feedback and other data. We must do this efficiently in order to be able to identify key market trends and address our customers' needs proactively and in a timely manner. If we fail to analyze correctly and respond timely and appropriately to customer feedback and other data, our business may be materially adversely affected.

Certain mobile network operators require mobile devices to be customized to their specifications, by requesting certain preferred features, functionalities or design, together with co-branding with the network operator's brand. We believe that customization is an important element in gaining increased operator customer satisfaction and we are working together with operators on product planning as well as accelerating product hardware and software customization programs. These developments may result in new challenges as we provide customized products, such as the need for us to produce mobile devices in smaller lot sizes, which can impede our economies of scale, or the potential for the erosion of the Sunplus brand, which we consider to be one of our key competitive advantages.

In order to meet our customers' needs, we need to introduce new devices on a timely basis and maintain a competitive product portfolio. For Sunplus, a competitive product portfolio means a broad and balanced offering of commercially appealing mobile devices with attractive features, functionality and design for all major user segments and price points. If we do not achieve a competitive portfolio, we believe that we will be at a competitive disadvantage, which may lead to lower revenue and lower profits.

The competitiveness of our portfolio is also influenced by the value of the Sunplus brand. A number of factors, including actual or even alleged defects in our products and solutions, may have a negative effect on our reputation and erode the value of the Sunplus brand.

Competition in our industry is intense. Our failure to respond successfully to changes in the competitive landscape may have a material adverse impact on our business and results of operations.

The markets for our products and solutions are intensely competitive. Industry participants compete with each other mainly on the basis of the breadth and depth of their product portfolios, price, operational and manufacturing efficiency, technical performance, product features, quality, customer support and brand recognition. We are facing increased competition from both our traditional competitors in the mobile communications industry as well as a number of new competitors, particularly from countries where production costs tend to be lower. Some of these competitors have used, and we expect will continue to use, more aggressive pricing strategies, different design approaches and alternative technologies than ours. In addition, some competitors have chosen a strategy of focusing on productization based on commercially available technologies and components, which may enable them to introduce products faster and with lower levels of research and development spending than Sunplus.

As a result of developments in our industry, we also expect to face new competition from companies in related industries, such as consumer electronics manufacturers and business device and solution providers, including but not limited to Dell, HP, Microsoft, Nintendo, Palm, Research in Motion and Sony. Additionally, because mobile network operators are increasingly offering mobile devices under their own brand, we face increasing competition from non-branded mobile device manufacturers. If we cannot respond successfully to these competitive developments, our business and results of operations may be materially adversely affected.

Reaching our sales, profitability, volume and market share targets depends on numerous factors. These include our ability to offer products and solutions that meet the demands of the market and to manage the prices and costs of our products and solutions, our operational efficiency, the pace of development and acceptance of new technologies, our success in the business areas that we have recently entered, and general economic conditions. Depending on those factors, some of which we may influence and others of which are beyond our control, we may fail to reach our targets and we may fail to provide accurate forecasts of our sales and results of operations.

A variety of factors discussed throughout these Risk Factors could affect our ability to reach our targets and give accurate forecasts. Although, we can influence some of these factors, some of them depend on external factors that are beyond our control.  In our mobile device businesses, we seek to maintain healthy levels of sales and profitability through offering a competitive portfolio of mobile devices, growing faster than the market, working to improve our operational efficiency, controlling our costs, and targeting timely and successful product introductions and shipments. The quarterly and annual sales and operating results in our mobile device businesses also depend on a number of other factors that are not within our control. Such factors include the global growth in mobile device volumes, which is influenced by, among other factors, regional economic factors, competitive pressures, regulatory environment, the timing and success of product and service introductions by various market participants, including network operators, the commercial acceptance of new mobile devices, technologies and services, and operators' and distributors' financial situations. Our sales and operating results are also impacted by fluctuations in exchange rates and at the quarterly level by seasonality. In developing markets, the availability and cost, through affordable tariffs, of mobile phone service compared with the availability and cost of fixed line networks may also impact volume growth.

In our mobile networks business, we also seek to maintain healthy levels of sales and profitability and try to grow faster than the market. Our networks business's quarterly and annual net sales and operating results can be affected by a number of factors, some of which we can influence, such as our operational efficiency, the level of our research and development investments and the deployment progress and technical success we achieve under network contracts. Other relevant factors include operator investment behavior, which can vary significantly from quarter to quarter, competitive pressures and general economic conditions although these are not within our control.

The new business areas that we have entered may be less profitable than we currently foresee, or they may generate more variable operating results than we currently foresee. We expect to incur short-term operating losses in certain of these new business areas given our early stage investments in research and development and marketing in particular. Also our efforts in managing prices and costs in the long-term, especially balancing prices and volumes with research and development costs, may prove to be inadequate.

Although we may announce forecasts of our results of operations, uncertainties affecting any of these factors, particularly during difficult economic conditions, render our forecasts difficult to make, and may cause us not to reach the targets that we have forecasted, or to revise our estimates.

Our sales and results of operations could be adversely affected if we fail to efficiently manage our manufacturing and logistics without interruption, or fail to ensure that our products and solutions meet our and our customers' quality, safety and other requirements and are delivered in time.

Our manufacturing and logistics are complex, require advanced and costly equipment and include outsourcing to third parties. These operations are continuously modified in an effort to improve manufacturing efficiency and flexibility. We may experience difficulties in adapting our supply to the demand for our products, ramping up or down production at our facilities, adopting new manufacturing processes, finding the most timely way to develop the best technical solutions for new products, or achieving manufacturing efficiency and flexibility, whether we manufacture our products and solutions ourselves or outsource to third parties. Such difficulties may have a material adverse effect on our sales and results of operations and may result from, among other things: delays in adjusting or upgrading production at our facilities, delays in expanding production capacity, failure in our manufacturing and logistics processes, failures in the activities we have outsourced, and interruptions in the data communication systems that run our operations. Also, a failure or an interruption could occur at any stage of our product creation, manufacturing and delivery processes, resulting in our products and solutions not meeting our and our customers' quality, safety and other requirements, or being delivered late, which could have a material adverse effect on our sales, our results of operations and reputation and the value of the Sunplus brand.

We depend on our suppliers for the timely delivery of components and for their compliance with our supplier requirements, such as, most notably, our and our customers' product quality, safety and other standards. Their failure to do so could adversely affect our ability to deliver our products and solutions successfully and on time.

Our manufacturing operations depend to a certain extent on obtaining adequate supplies of fully functional components on a timely basis. Our principal supply requirements are for electronic components, mechanical components and software, which all have a wide range of applications in our products. Electronic components include integrated circuits, microprocessors, standard components, memory devices, cameras, displays, batteries and chargers while mechanical components include covers, connectors, key mats and antennas. In addition, a particular component may be available only from a limited number of suppliers. Suppliers may from time to time extend lead times, limit supplies or increase prices due to capacity constraints or other factors, which could adversely affect our ability to deliver our products and solutions on a timely basis. Moreover, even if we attempt to select our suppliers and manage our supplier relationships with scrutiny, a component supplier may fail to meet our supplier requirements, such as, most notably, our and our customers' product quality, safety and other standards, and consequently some of our products are unacceptable to us and our customers, or we may fail in our own quality controls. Moreover, a component supplier may experience delays or disruption to its manufacturing, or financial difficulties. Any of these events could delay our successful delivery of products and solutions, which meet our and our customers' quality, safety and other requirements, or otherwise adversely affect our sales and our results of operations. Also, our reputation and brand value may be affected due to real or merely alleged failures in our products and solutions.

We are developing a number of our new products and solutions together with other companies. If any of these companies were to fail to perform, we may not be able to bring our products and solutions to market successfully or in a timely way and this could have a material adverse impact on our sales and profitability.

We continue to invite the providers of technology, components or software to work with us to develop technologies or new products and solutions. These arrangements involve the commitment by each company of various resources, including technology, research and development efforts, and personnel. Although the target of these arrangements is a mutually beneficial outcome for each party, our ability to introduce new products and solutions that meet our and our customers' quality, safety and other standards successfully and on schedule could be hampered if, for example, any of the following risks were to materialize: the arrangements with the companies that work with us do not develop as expected, the technologies provided by the companies that work with us are not sufficiently protected or infringe third parties' intellectual property rights in a way that we cannot foresee or prevent, the technologies, products or solutions supplied by the companies that work with us do not meet the required quality, safety and other standards or customer needs, our own quality controls fail, or the financial standing of the companies that work with us deteriorates.

Our operations rely on complex and highly centralized information technology systems and networks. If any system or network disruption occurs, this reliance could have a material adverse impact on our operations, sales and operating results.

Our operations rely to a significant degree on the efficient and uninterrupted operation of complex and highly centralized information technology systems and networks, which are integrated with those of third parties. Any failure or disruption of our current or future systems or networks could have a material adverse effect on our operations, sales and operating results. Furthermore, any  data leakages resulting from information technology security breaches could also adversely affect us.

All information technology systems are potentially vulnerable to damage or interruption from a variety of sources. We pursue various measures in order to manage our risks related to system and network disruptions, including the use of multiple suppliers and available information technology security. However, despite precautions taken by us, an outage in a telecommunications network utilized by any of our information technology systems, virus or other event that leads to an unanticipated interruption of our information technology systems or networks could have a material adverse effect on our operations, sales and operating results.

Our products and solutions include increasingly complex technology involving numerous new Sunplus patented and other proprietary technologies, as well as some developed or licensed to us by certain third parties. As a consequence, evaluating the protection of the technologies we intend to use is more and more challenging, and we expect increasingly to face claims that we have infringed third parties' intellectual property rights. The use of increasingly complex technology may also result in increased licensing costs for us, restrictions on our ability to use certain technologies in our products and solution offerings, and/or costly and time-consuming litigation. Third parties may also commence actions seeking to establish the invalidity of intellectual property rights on which we depend.

Our products and solutions include increasingly complex technology involving numerous new Sunplus patented and other proprietary technologies, as well as some developed or licensed to us by certain third parties. As the amount of such proprietary technologies needed for our products and solutions continues to increase, the number of parties claiming rights continues to increase and become more fragmented within individual products, and as the complexity of the technology and the overlap of product functionalities increases, the possibility of more infringement and related intellectual property claims against us also continues to increase. The holders of patents potentially relevant to our product and solution offerings may be unknown to us, or may otherwise make it difficult for us to acquire a license on commercially acceptable terms. There may also be technologies licensed to and relied on by us that are subject to infringement or other corresponding allegations or claims by others which could damage our ability to rely on such technologies.

In addition, although we endeavor to ensure that companies that work with us possess appropriate intellectual property rights or licenses, we cannot fully avoid risks of intellectual property rights infringement created by suppliers of components and various layers in our products and solutions or by companies with which we work in cooperative research and development activities. Similarly, we and our customers may face claims of infringement in connection with our customers' use of our products and solutions. Finally, as all technology standards, including those used and relied on by us, include some intellectual property rights, we cannot fully avoid risks of a claim for infringement of such rights due to our reliance on such standards. We believe that the number of third parties declaring their intellectual property to be relevant to these standards is increasing, which may increase the likelihood that we will be subject to such claims in the future.

Any restrictions on our ability to sell our products and solutions due to expected or alleged infringements of third party intellectual property rights and any intellectual property rights claims, regardless of merit, could result in material losses of profits, costly litigation, the payment of damages and other compensation, the diversion of the attention of our personnel, product shipment delays or the need for us to develop non-infringing technology or to enter into royalty or licensing agreements. If we were unable to develop non-infringing technology, or if royalty or licensing agreements were not available on commercially acceptable terms, we could be precluded from making and selling the affected products and solutions. As new features are added to our products and solutions, we may need to acquire further licenses, including from new and sometimes unidentified owners of intellectual property. The cumulative costs of obtaining any necessary licenses are difficult to predict and may over time have a negative effect on our operating results.

In addition, other companies may commence actions seeking to establish the invalidity of our intellectual property, for example, patent rights. In the event that one or more of our patents are challenged, a court may invalidate the patent or determine that the patent is not enforceable, which could harm our competitive position. If any of our key patents are invalidated, or if the scope of the claims in any of these patents is limited by a court decision, we could be prevented from licensing the invalidated or limited portion of our intellectual property rights. Even if such a patent challenge is not successful, it could be expensive and time consuming, divert management attention from our business and harm our reputation. Any diminution of the protection that our own intellectual property rights enjoy could cause us to lose some of the benefits of our investments in R&D, which may have a negative effect on our results of operations.

If we are unable to recruit, retain and develop appropriately skilled employees, we may not be able to implement our strategies and, consequently, our results of operations may suffer.

We must continue to recruit, retain and through constant competence training develop appropriately skilled employees with a comprehensive understanding of our businesses and technologies. As competition for skilled personnel remains keen, we seek to create a corporate culture that encourages creativity and continuous learning. We are also continuously developing our compensation and benefit policies and taking other measures to attract and motivate skilled personnel. Nevertheless, we have encountered in the past, and may encounter in the future, shortages of appropriately skilled personnel, which may hamper our ability to implement our strategies and harm our results of operations.

The global networks business relies on a limited number of customers and large multi-year contracts. Unfavorable developments under such a contract or in relation to a major customer may affect our sales, our results of operations and cash flow adversely.

Large multi-year contracts, which are typical in the networks industry, include a risk that the timing of sales and results of operations associated with these contracts will be different than expected. Moreover, they usually require the dedication of substantial amounts of working capital and other resources, which impacts our cash flow negatively. Any non-performance by us under these contracts may have significant adverse consequences for us because network operators have demanded and may continue to demand stringent contract undertakings such as penalties for contract violations.

Our sales derived from, and assets located in, emerging market countries may be adversely affected by economic, regulatory and political developments in those countries. As sales from these countries represent an increasing portion of our total sales, economic or political turmoil in these countries could adversely affect our sales and results of operations. Our investments in emerging market countries may also be subject to other risks and uncertainties.

We generate sales from and have invested in various emerging market countries. As sales from these countries represent an increasing portion of our total sales, economic or political turmoil in these countries could adversely affect our sales and results of operations. Our investments in emerging market countries may also be subject to risks and uncertainties, including unfavorable taxation treatment, exchange controls, challenges in protecting our intellectual property rights, nationalization, inflation, incidents of terrorist activity, currency fluctuations, or the absence of, or unexpected changes in, regulation as well as other unforeseeable operational risks.

Allegations of health risks from the electromagnetic fields generated by base stations and mobile devices, and the lawsuits and publicity relating to them, regardless of merit, could affect our operations negatively by leading consumers to reduce their use of mobile devices or by causing us to allocate monetary and personnel resources to these issues.

There has been public speculation about possible health risks to individuals from exposure to electromagnetic fields from base stations and from the use of mobile devices. While a substantial amount of scientific research conducted to date by various independent research bodies has indicated that these radio signals, at levels within the limits prescribed by public health authority safety standards and recommendations, present no adverse effect to human health, we cannot be certain that future studies, irrespective of their scientific basis, will not suggest a link between electromagnetic fields and adverse health effects that would adversely affect our sales and share price. Research into these issues is ongoing by government agencies, international health organizations and other scientific bodies in order to develop a better scientific and public understanding of these issues.

Although Sunplus products and solutions are designed to meet all relevant safety standards and recommendations globally, no more than a perceived risk of adverse health effects of mobile communications devices could adversely affect us through a reduction in sales of mobile devices or increased difficulty in obtaining sites for base stations, and could have a negative effect on our reputation and brand value as well as harm our share price.

Changes in various types of regulation in countries around the world could affect our business adversely.

Our business is subject to direct and indirect regulation in each of the countries in which we, the companies with which we work or our customers do business. As a result, changes in various types of regulations applicable to current or new technologies, products or services could affect our business adversely. For example, it is in our interest that the Federal Communications Commission maintains a regulatory environment that ensures the continued growth of the wireless sector in the United States. In addition, changes in regulation affecting the construction of base stations and other network infrastructure could adversely affect the timing and costs of new network construction or expansion and the commercial launch and ultimate commercial success of these networks.

Moreover, the implementation of new technological or legal requirements, such as the requirement in the United States that all handsets must be able to indicate their physical location, could impact our products and solutions, manufacturing or distribution processes, and could affect the timing of product and solution introductions, the cost of our production, products or solutions as well as their commercial success. Finally, export control, tariff, environmental, safety and other regulation that adversely affects the pricing or costs of our products and solutions as well as new services related to our products could affect our net sales and results of operations. The impact of these changes in regulation could affect our business adversely even though the specific regulations do not always directly apply to us or our products and solutions.

Item 3.

  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

Also in November 2004, we issued 50,000 restricted common shares to an individual for services of a consultant.

In January 2005, we established a non-Qualified Stock Option Plan to encourage stock ownership by officers, directors, employees and consultants. The aggregate number of shares subject to stock grants and options are not to exceed 6,5000,000 shares of our common stock and may be granted pursuant to the Plan for up to ten years. In March 2005, we issued 6,336,189 common shares were issued to eleven individuals for services rendered pursuant to the Plan.

In July 2005, we issued 3,100,000 restricted common shares to 5 individuals and corporations for services rendered to the Company as payment for services valued at $3,100.

In August 2005, we issued 18,550,000 restricted common shares pursuant to the terms of our Reorganization Agreement stock in exchange for all of the issued and outstanding shares of Wise Target and Amber Link.

Item 6.  Exhibits and Reports on Form 8-K

a)

Exhibits

 Exhibit No.

SEC Ref. No.

Title of Document

Location

1

 31.1

Certification of the Principal Executive Officer

Attached

 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2

31.2

Certification of the Principal Financial Officer

Attached

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3

 32.1

Certification of the Principal Executive Officer

pursuant to U.S.C. Section 1350 as adopted pursuant

to Section 906 of the Sarbanes-Oxley Act of 2002*

4

32.2

Certification of the Principal Financial Officer

Attached

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

(b)

Reports on Form 8-K.

Date

Items Reported

Nov. 1, 2005

Amended – Items 1.01, 2.01, 3.02, 4.01,5.01, 5.02 and 9.01

Nov. 1, 2005

Amended – Item 9.01

Sept. 8, 2005

Items  8.01 and 9.01

Sept. 7, 2005

Amended - Items  1.01, 2.01, 3.02, 4.01,5.01, 5.02 and 9.01

Sept. 1, 2005

Amended - Items 1.01, 2.01, 3.02, 4.01,5.01, 5.02 and 9.01

Aug. 18, 2005

Items 1.01, 2.01, 3.02, 4.01,5.01, 5.02 and 9.01

Aug. 3, 2005

Item 5.03

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T-BAY HOLDINGS, INC.

Date: November 18, 2005

/s/ Xiaofeng Li

Xiaofeng Li, Chief Executive Officer

Date: November 18, 2005

/s/ Murry Zuhe Xiao

Murry Zuhe Xiao, Chief Financial Officer