Form 10QSB
period 2005-12-31
T BAY HOLDINGS INC
filed 2006-02-14
CIK 868689

OMB APPROVAL

OMB Number:     3235-0416

Expires:    March 31, 2007

Estimated average burden

Hours per response . . . . 182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

xxxx

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

December 31, 2005

⁪

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number __________________________________

T-BAY HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada                                                                                           91-1465664

(State or other jurisdiction of incorporation or organization)              (IRS Employer Identification No.)

18th Floor YongSheng Building, XhongShang XI Road, Xuhui District, Shanghai, China

(Address of principal executive offices)

86-021 51539900

 (Issuer’s telephone number)

208 South Academy Avenue, Suite 130, Eagle, Idaho,  83616

Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes xxx    No ⁪

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).     Yes ⁪    No xxx

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.                         Yes ⁪    No ⁪

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   30,088,174

Transitional Small Business Disclosure Format (Check one):  Yes ⁪   No xxx

SEC2334 (9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

TABLE OF CONTENTS

Page

PART 1 FINANCIAL INFORMATION

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis or Plan of Operation

13

Item 3.  Controls and Procedures

25

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3.  Defaults upon Senior Securities

26

Item 4.  Submission of Matters to a Vote of Security Holders

26

Item 5.  Other Information

26

Item 6.  Exhibits and Reports on Form 8-K

27

SIGNATURES

27

PART I – FINANCIAL INFORMATION

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

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET

December 31, 2005

(In thousand of United States dollars)

	Note(s)	DECEMBER 31, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents		$ 190
Accounts receivable, net		17,885
Prepayments, deposits and other receivables, net
Related parties	6	16
Third parties		832
Inventories	3	3,417

Total current assets		22,340

PROPERTY, PLANT AND EQUIPMENT, NET		4,943

INTANGIBLE ASSETS, NET		44

TOTAL ASSETS		$ 27,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$ 2,979
Accruals and other payables
Related parties	6	25
Third parties		750
Receipts in advance		1,291
Value-added tax payable		581
Income tax payable		1,530

Total current liabilities		7,156

LONG-TERM LIABILITIES
Due to shareholders	6	3,562

Total liabilities		10,718

MINORITY INTERESTS		986

COMMITMENTS AND CONTINGENCIES	7

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value $0.001, issued and outstanding Nil		-
Common stock, authorized 50,000,000 shares, par value $0.001, issued and outstanding 30,079,549		30
Capital reserve		1,465
Public welfare fund		803
Statutory surplus fund		1,607
Retained earnings		11,348
Accumulated other comprehensive income		370

Total stockholders’ equity		15,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$ 27,327

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and nine months ended December 31, 2004 and 2005

(In thousand of United States dollars, except per share data)

		THREE MONTHS ENDED		NINE MONTHS ENDED
	Note(s)	DECEMBER 31, 2004	DECEMBER 31, 2005	DECEMBER 31, 2004	DECEMBER 31, 2005

NET REVENUE
Related parties	6	$ 5,501	$ -	$ 16,133	$ -
Third parties		6,911	7,851	12,810	19,284
TOTAL NET REVENUE		12,412	7,851	28,943	19,284

COST OF REVENUE		7,741	1,334	21,157	7,291

GROSS PROFIT		4,671	6,517	7,786	11,993

OPERATING EXPENSES
Selling expenses		30	42	131	128
General and administrative expenses		1,132	759	2,531	2,254

TOTAL OPERATING EXPENSES		1,162	801	2,662	2,382

INCOME FROM OPERATIONS		3,509	5,716	5,124	9,611

OTHER INCOME		4	9	12	22
REVERSAL OF ALLOWANCE FOR DOUBTFUL RECEIVABLES		-	46	-	46
INTEREST EXPENSE		(21)	-	(125)	-

INCOME BEFORE INCOME TAX AND MINORITY INTERESTS		3,492	5,771	5,011	9,679

INCOME TAX: CURRENT	4	-	(787)	-	(1,340)

INCOME BEFORE MINORITY INTERESTS		3,492	4,984	5,011	8,339

MINORITY INTERESTS		(908)	(252)	(1,288)	(424)

NET INCOME		$ 2,584	$ 4,732	$ 3,723	$ 7,915

WEIGHTED AVERAGE NUMBER OF SHARES (in thousand)		30,054	29,912	30,054	28,997

EARNINGS PER SHARE (in dollars)		$ 0.09	$ 0.16	$ 0.12	$ 0.27

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended December 31, 2005

(In thousand of United States dollars)

	COMMON STOCK		CAPITAL RESERVE	PUBLIC WELFARE FUND	STATUTORY SURPLUS FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares

Balance, April 1, 2005 as recapitalized (Notes 1 and 8)	26,979,549	$ 27	$ 1,465	$ -	$ 513	$ 5,167	$ (7)	$ 7,165
Issue of shares	3,100,000	3	-	-	-	-	-	3
Net income	-	-	-	-	-	7,915	-	7.915
Transfer	-	-	-	803	931	(1,734)	-	-
Foreign currency translation adjustment	-	-	-	-	163	-	377	540

Balance, December 31, 2005-Unaudited	30,079,549	$ 30	$ 1,465	$ 803	$ 1,607	$ 11,348	$ 370	$ 15,623

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended December 31, 2004 and 2005

 (In thousand of United States dollars)

	FOR THE NINE MONTHS ENDED
	DECEMBER 31, 2004	DECEMBER 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 3,723	$ 7,915
Adjustments to reconcile net income to net cash (used in)/generated fromoperating activities:
Depreciation	67	103
Amortization	11	10
Minority interests	1,288	424
Changes in operating assets and liabilities:
Increase in accounts receivable	(12,431)	(9,146)
Increase in notes receivable	(315)	-
Increase in prepayments, deposits and other receivables	(3,279)	(15)
(Increase)/decrease in inventories	(4,407)	4,605
Increase/(decrease) in accounts payable	12,092	(2,729)
Increase in accruals and other payables	222	245
Increase in bills payable	862	-
(Decrease)/increase in receipts in advance	(1,883)	694
Increase in value-added tax payable	962	220
Increase in income tax payable	-	1,349

Net cash (used in)/generated from operating activities	(3,088)	3,675

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of property, plant and equipment	(311)	(4,511)
Acquisition of intangible assets	(63)	(4)

Net cash used in investing activities	(374)	(4,515)

CASH FLOW FROM FINANCING ACTIVITIES
Issue of shares	-	3
Increase/(decrease) in minority interests	1,006	(2,324)
Increase in amounts due to shareholders	2,790	772
Arising from the Merger	-	1,333

Net cash generated from/(used in) financing activities	3,796	(216)

Effect of exchange rate changes on cash	96	540

Net increase/(decrease) in cash and cash equivalents	430	(516)

Cash and cash equivalents at beginning of period	152	706

Cash and cash equivalents at end of period	$ 582	$ 190

SUPPLEMENTAL INFORMATION
Income taxes paid	$ -	$ -
Interest paid	$ 125	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

1. The Company and subsidiaries

T-Bay Holdings, Inc. (the “Company” or T-Bay) was incorporated under the laws of the State of Utah on August 8, 1984 as “Sharus Corporation” with authorized common stock of 50,000,000 shares with a par value of $0.001.  On June 13, 1989, the domicile of the Company was changed to the state of Nevada in connection with a name change to “Golden Quest, Inc.”.  On January 7, 2002, the name was changed to “T-Bay Holdings, Inc.” as part of a reverse stock split of 400 shares of outstanding stock for one share and on November 23, 2004, the Company increased the authorized common stock to 100,000,000 shares with a par value of $.001 as part of a reverse stock split of 20 outstanding shares for one share.

The principal business activity of T-Bay has been locating and recovery of archeological artifacts, precious metals, and other valuables from shipwrecks.  During 1992, T-Bay abandoned its operations and became inactive.  T-Bay is considered to be in the development stage after 1992.

On August 16, 2005, pursuant to an Agreement and Plan of Reorganization, T-Bay issued 18,550,000 shares of its common stock for all of Amber Link International Limited’s (“Amber Link”) and Wise Target International Limited’s (“Wise Target”) outstanding shares of common stock (the “Merger”).  Amber Link and Wise Target are two of the owners of Shanghai Sunplus Communication Co. Ltd. (“Sunplus”).  As of December 31, 2005, Wise Target owned a 74% interest and Amber Link owned a 21% interest in Sunplus.  After the Merger and as of December 31, 2005, T-Bay indirectly owned a 95% interest in Sunplus.

Wise Target was incorporated on April 24, 2002 under the International Business Companies Act in the British Virgin Islands.

Amber Link was incorporated on May 10, 2002 under the International Business Companies Act in the British Virgin Islands.

Sunplus was established on October 17, 2002 under the laws of The People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices.  During the periods ended December 31, 2004 and 2005, Sunplus was engaged in the design, production and sales of mobile phones in the PRC.  Sunplus was owned by Wise Target (74%), Amber Link (21%) and Shanghai Fanna Industrial Product Design Co., Ltd (“Shanghai Fanna”) (5%).  Sunplus commenced operations on May 1, 2003.  At December 31, 2005, Sunplus has approximately 160 staff, mostly engineers and software programmers.

2. Summary of Significant Accounting Policies

(a) Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments have been included and all adjustments considered necessary to make the interim financial statements not misleading have been included and such adjustments are of a normal recurring nature.  These financial statements should be read in conjunction with the consolidated financial statements of Wise Target for the year ended March 31, 2005 and notes thereto contained in the Report on Form 8-K of T-Bay dated September 8, 2005 as filed with the Securities and Exchange Commission.  The results of operations for the three and nine months ended December 31, 2005 are not necessarily indicative of the results for the full fiscal year ending March 31, 2006.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2005

2. Summary of Significant Accounting Policies (continued)

(a) Basis of Preparation (continued)

For accounting purpose, the Merger is being reflected as a recapitalization of Amber Link and Wise Target, with Amber Link and Wise Target as the acquirers.  The 18,550,000 T-Bay shares issued are treated as issued by Amber Link and Wise Target for cash and are shown as outstanding for all periods presented.

The unaudited consolidated balance sheet as of December 31, 2005 includes T-Bay, Wise Target, Amber Link and Sunplus (the “Group”) and the unaudited consolidated statement of operations for the three months ended December 31, 2005 and for the nine months ended December 31, 2005 include Wise Target, Amber Link and Sunplus for the full periods and T-Bay from August 16, 2005.  The statements of operations for the three months ended December 31, 2004 and for the nine months ended December 31, 2004 include Wise Target and Sunplus only.

(b) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding for the period.  Shares issued in the Merger (see Note 1) are presented as outstanding for all periods.

(c) Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the changes in equity during the period arising from foreign currency translation adjustments.

Accumulated other comprehensive income
US$’000

Balance, April 1, 2005	(7)
Foreign currency translation adjustments	377
Balance, December 31, 2005	370

3. Inventories

As of December 31, 2005, inventories consisted of the following:

DECEMBER 31, 2005
US$’000

Raw materials	3,022
Work in progress	354
Finished goods	181

3,557

Less: allowance for obsolescence	(140)

Total	3,417

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2005

4. Income Taxes

Amber Link and Wise Target are not subject to income taxes in any tax jurisdiction.

No provision for income tax for T-Bay has been made as T-Bay incurred a loss for the period.

Sunplus is subject to PRC Income Tax.  Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai is 27% (24% national income tax plus 3% local income tax).

Pursuant to the relevant laws and regulations in the PRC, Sunplus is entitled to an exemption from PRC income tax for two years starting from its first profitable year.  As Sunplus’ statutory year-end is December 31, the tax exemption applied to the period from January 1, 2003 to December 31, 2004.  Sunplus is also entitled to three years of 50% exemption after the expiration of the two years of full exemption.  The 50% tax exemption applies to the period from January 1, 2005 to December 31, 2007.

A reconciliation between taxes computed at the statutory rates and effective tax rates is as follows:-

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	DECEMBER 31, 2004	DECEMBER 31, 2005	DECEMBER 31, 2004	DECEMBER 31, 2005
	US$’000	US$’000	US$’000	US$’000

Income before income tax	3,492	5,771	5,011	9,679

Income tax on pretax income at statutory rate	943	1,558	1,353	2,613
Tax effect of non-deductible expenses	-	8	-	34
Tax effect of exemption	(943)	(779)	(1,353)	(1,307)

Income tax	-	787	-	1,340

Sunplus is also subject to value-added tax (“VAT”), business tax and surtax.

5. Credit facilities

Unused bank credit lines of approximately $6,200,000 as of December 31, 2005 will expire in June 2006.  The credit facilities are guaranteed by Cosun Group Co., Ltd. (“Cosun”), an unrelated third party and two of Cosun’s directors.

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

d. LEA Management Group LLC (“LEAM”), a stockholder of T-Bay.

e. Eric Xue, a director of Sunplus.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2005

6. Related Party Transactions (continued)

The Group has the following transactions and balances with related parties:-

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	DECEMBER 31, 2004	DECEMBER 31, 2005	DECEMBER 31, 2004	DECEMBER 31, 2005
	US$’000	US$’000	US$’000	US$’000

Sales to CECT	5,501	-	16,133	-

DECEMBER 31, 2005
US$’000
Other receivables
– Li Xiaofeng	10
– Eric Xue	6
16

Other payable – LEAM	25

Long-term liabilities
Other payable – Li Meilian	2,790
Other payable – Li Xiaofeng	772
3,562

The balances have no stated terms for repayment and are not interest bearing.

7. Commitments and Contingencies

a.

As of December 31, 2005, Sunplus leased office premises under several agreements expiring on various dates in 2006 and 2008.

Rental expenses for the three and nine months ended December 31, 2004 and 2005 amounted to $83,000 and $273,000 and $61,000 and $225,000, respectively, and are included in general and administrative expenses in the unaudited consolidated statements of operations.

The future minimum lease payments under the above-mentioned leases as of December 31, 2005 are as follows:-

US$’000
Year Ending March 31,
2006	53
2007	223
2008	186
462

c.

Sunplus entered into a technology service contract with a customer for a period of three years starting from February 2003.  Under this agreement, the Company paid customer service fees of $10,000 and $30,000 and $10,000 and $30,000, respectively, in the three and nine months ended December 31, 2004 and 2005, which were charged to operations.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2005

7. Commitments and Contingencies (continued)

d.

As of December 31, 2005, Sunplus had capital commitment in relation to purchase of machinery in the amount of $1,266,000.

e.

Wise Target had a capital commitment contracted for but not contributed in respect of an investment in Sunplus amounting to approximately $97,000 (HK$756,000) at December 31, 2005.

8. Common Stock

The number of shares of common stock presented as outstanding as of April 1, 2005 in the consolidated statement of changes in stockholders’ equity includes the shares issued by the Company as a result of the reorganization as described in Note 1. Details of the number of shares presented are as follows:

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

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

On August 1, 2005, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) between Wise Target International Limited, (“Wise Target”), Amber Link International Limited (“Amber Link”), Ms. Meilian Li and Mr. Xiaofeng Li.  Pursuant to the terms of the Agreement, following due diligence, the Company acquired all of the outstanding stock of Wise Target and Amber Link making them wholly owned subsidiaries of the Company.  Wise Target and Amber Link together own and control 95% of Shanghai Sunplus Communication Technology Co., Ltd., (“Sunplus”), a Sino-foreign joint venture. The Agreement required the Company to issue 18,550,000 shares of restricted common stock in exchange for all of the issued and outstanding shares of Wise Target and Amber Link.

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

Sunplus seeks to maintain and strengthen its position as a provider of high quality mobile handset design services.  In order to achieve its objectives, Sunplus is pursuing the following key strategies:

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

Customers

Sunplus customers include major mobile handset brand owners in China, such as CECT, Cosun Communications and Huizhou Calilee Communication Technology Company Limited. These three largest customers collectively accounted for approximately 70% of Sunplus’ net revenue for the nine months ended December 31, 2005.

Sunplus generates its revenue from three main sources:

-

Design fees.

-

Royalty charged for each unit of mobile handset the customers produce based on the volume of production.

-

Sale of complete mobile handsets.

Facilities

Sunplus’ principal executive offices occupy a whole floor of space with total area of 1,737 sq.m. on the 18th floor YongSheng Building, Zhongshan Xi Road, Xuhui District, Shanghai, China. These leased premises house the design department, product testing facilities, maintenance and administrative departments.  Sunplus subcontracts the production of mobile phone components and complete handsets to third party manufacturers located in Shanghai and nearby provinces.  The lease is $19,000 per month.

Employees

Sunplus currently has about 160 employees, including 100 in research and development, 20 in sales and marketing, 20 in administration and management, and 20 in technical support and others.

RESULTS OF OPERATIONS THREE AND NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

Overview

Our net revenue was $7,851,000 for the three months ended December 31, 2005 compared to $12,412,000 for the same period in 2004.  Net revenue for the nine months ended December 31, 2005 was $19,284,000 compared to $28,943,000 for the same period in 2004.  Cost of revenue for the three months ended December 31, 2005 was $1,334,000 compared to $7,741,000 for the same period in 2004, resulting in gross profit of $6,617,000 for the three months ended December 31, 2005 and $4,671,000 for the same period in 2004.  Cost of revenue for the nine months ended December 31, 2005 was $7,291,000 compared to $21,157,000 for the same period in 2004, resulting in gross profit of $11,993,000 for the nine months ended December 31, 2005 and $7,786,000 for the same period in 2004. The net profit for three months ended December 31, 2005 was $4,732,000 compared to $2,584,000 for the same period in 2004. Net profit for the nine months ended December 31, 2005 was $7,915,000 compared to $3,723,000 for the same period in 2004.

Revenue

Our net revenue was $7,851,000 for the three months ended December 31, 2005, an over 4.5 million-decrease from $12,412,000 for the same period in 2004.  The decrease came from the shrinkage in revenues from sales of products. The proportion of revenue from sales of products decreased to less than 10% from 65% or up in the same period in 2004. Products sales only generated less than $600,000 revenue in the three months ended December 31, 2005 compared to $8,100,000 in the same period in 2004. In early 2005, we decided to focus on design fees rather than sales of products, because we believe this segment of our income will have a higher profit margin and require less working capital compared to income from sales of products. So we gave up same contracts from time to time since March 2005, and almost ceased most of marketing activities for our products. For the three months ended December 31, 2005, revenue from design fees was of up to 90% of total revenue, while revenue from manufacturing was less than 10% in total, compared to 65% from design fees and 25% from manufacturing in the same period in 2004.

The design fees can be classified into two parts.  One is overall design fee for the whole design solution; the other is to charge a royalty fee at a certain percentage from the sales of our clients’ products, which were designed by us.  The revenue from charging royalty fees from sales of clients’ products took up 90% in total revenue.

Cost of Revenue

For the three months ended December 31, 2005, the cost of revenue declined to $1,334,000 from $7,741,000 in the three months ended December 31, 2004 and $4,513,000 in the three months ended September 30, 2005. The significant continuous decline came mainly from efficiencies that resulted in a decrease in the cost of manufacturing. As noted above, the portion of revenues from sale of products, which cost more than design, decreased for the three months. So the cost of manufacturing, including purchasing raw material, manufacturing expense, also greatly decreased, all contributed to a reduced cost of revenue. The cost of design fee revenue, which much less than those from manufacturing, mainly came from expenses from purchasing material and model making expenses.

As the cost of revenue move with the revenue structure, it may not be decline much continuously for the proportion of design fees revenue have reached up to 90%.

Gross profit

Our gross profit was $6,517,000 for the three months ended December 31, 2005 compared to $4,671,000 for the same period in 2004.  Gross profit for the nine months ended December 31, 2005 was $11,993,000 compared to $7,786,000 for the same period in 2004.  The increase for gross profit was mainly attributed to increase of revenue from design fees, which has higher profit margins. The revenue from design fee increased to more than $7,000,000, while the revenue from sales and manufacture decreased to less than $500,000.

Gross Profit Rate

The gross profit rate was 83% for three months ended December 31, 2005 compared to 38% for the same period in 2004. The gross profit rate for the nine months ended December 31, 2005 was 62% compared to 27% for the same period in 2004. As a design house, the high gross profit was attributed to our business strategy of generating revenue from charging royalty fees from our client’s sales of products which we designed. We charged a royalty fee at a percentage ranging from 3% to 15% of total sales. At present, the average percentage was above 5%. Compared to the proceeds from design fees, the cost of revenue, including expenses from purchasing material, model making and business trips was only a small proportion in the total revenue.

Operating Expense

Operating expenses during the three months ended December 31, 2005 were $801,000 compared to $1,162,000 for the same period in 2004.  Operating expenses during the nine months ended December 31, 2005 were $2,254,000 compared to $2,531,000 for the same period in 2004.  Operating expenses consisted of selling expenses and general and administrative expenses. Selling expenses were about $42,000 compared to $30,000 in 2004, which resulted from the increase in after-sales services. General and administrative expenses were down from $1,132,000 to $759,000 compared to the same period last year due to decrease in training and salaries and allowances.

Interest Expense

For the three months ended December 31, 2005, we have sufficient cash to meet obligations, and therefore, do not need to use our credit line offered by local banks and other parties. There was no interest expense in the past nine months.

Tax

Sunplus is subject to PRC Income Tax.  Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai is 27% (24% national income tax plus 3% local income tax).

Pursuant to the relevant laws and regulations in the PRC, Sunplus is entitled to an exemption from PRC income tax for two years starting from its first profitable year.  As Sunplus’ statutory year-end is December 31, the exemption applied from January 1, 2003 to December 31, 2004.  Sunplus is also entitled to three years of 50% exemption after the expiration of the two years of full exemption.  The 50% exemption applies from January 1, 2005 to December 31, 2007. Therefore, Sunplus is now subject to a 13.5% income tax.

             For the three months ended December 31, 2005, Sunplus’ tax liability was $787,000 in total, compared to $420,000 in last quarter.

Net income

Net income was $4,732,000 for the three months ended December 31, 2005 compared to $2,584,000 for the same period in 2004.  Net income was $7,915,000 for the nine months ended December 31, 2005 compared to $3,723,000 for the same period in 2004, representing a 113% growth. The significant growth mainly came from an increase from income in design fees. For the three months ended December 31, 2005, our client base doubled and Sunplus intends to bring more clients in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Assets

As of December 31, 2005 we had total assets of $27,327,000 which consisted of $190,000 in cash or cash equivalents, $17,885,000 in accounts receivable, net, prepayments, deposits and other receivables, net of $16,000 from related parties and $832,000 from third parties, inventories of $3,417,000, property, plant and equipment, net of $4,943,000 and intangible assets, net of $44,000.

Liabilities

Our total current liabilities as of December 31, 2005 was $7,156,000 consisting of $2,979,000 in accounts payable, accruals and other payables of $25,000 to related parties and $750,000 to third parties, receipts in advance of $1,291,000, value-added tax payable of $581,000 and income tax payable of $1,530,000.  Our long term liabilities amounted to $3,562,000.

Inventories

As of December 31, 2005 we had inventories valued at $3,417,000, compared to $8,022,000 at March 31, 2005. The inventories mainly consisted of raw materials, work-in-progress and products ready to be sold on the market. As we did less manufacturing business, the inventories declined nearly $5 million since March 31, 2005. The inventories had declined to an acceptable level and will keep moving down step by step. It is expected that inventories will go down to $2,500,000 by the fiscal year ended March 31, 2006.  During the three months ended December 31, 2005, an allowance of $140,000 was made against obsolete inventories.

Property, Plant and Equipment

As of December 31, 2005 we had made advance payment for machinery of approximately $4.5 million. We have signed contracts with a company in Guangdong to purchase equipment and software which will be used for Mobile Phone Research & Development and quality testing. The installations of equipment will not be completed until the end of March 2006.  These equipment will enhance Sunplus’ R&D capacity after completion of installations.

Accounts Receivable

As of December 31, 2005 we had Accounts Receivable of $17,855,000 compared to $8,739,000 as of March 31, 2005.  Manufacturers in China usually delay payments to a design house until having sold most of their products. The delay period of accounts receivable usually does not exceed 18 months.

For the three months ended December 31, 2005, we successfully completed the settlement of over $4 million in accounts receivable with different companies. Murry Zuhe Xiao, CFO of T-Bay Holdings Inc. pointed that we attach great importance with management of Accounts Receivable, and take appropriate actions to prevent possible financial risk concerning Accounts Receivable.

Capital Resources

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

Item 3.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)

Changes in Internal Controls.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.  Please note that the issued and outstanding common stock as of February 13, 2006 is 30,088,174.  Our financial statements as of December 31, 2005 indicate 30,079,549 common stock issued and outstanding.  The difference of 8,625 common shares was a result of rounding up fractional shares due to the reverse stock split of November 2005.  The additional round up shares were issued subsequent to the date of this report.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K

Date

Form

Items Reported

9-1-05

8-K/A

1.01, 2.01, 3.02, 4.01, 5.01, 5.02, 9.01

9-8-05

8-K/A

8.01, 9.01

11-1-05

8-K/A

1.01, 2.01, 3.02, 4.01, 5.01, 5.02, 9.01

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

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

   T-BAY HOLDINGS, INC.

Date: February14, 2006

By: /s/ Xiaofeng Li

Xiaofeng Li, Chief Executive Officer

Date:  February 14, 2006

By: /s/ Murry Zuhe Xiao

Murry Zuhe Xiao, Chief Financial Officer