Form 10KSB
period 2006-03-31
T BAY HOLDINGS INC
filed 2006-07-14
CIK 868689

OMB APPROVAL
OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden Hours per response……1646

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
(Mark One)
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number: 033-37099-S

T-BAY HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada	91-1465664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18th Floor YongSheng Building, ZhongShan Xi Road, Xuhui District, Shanghai, China
(Address of principal executive offices)     (Zip Code)

Issuer’s telephone number:
86-021 51539900

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. US$25,527,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

The aggregate market value of the issuer’s voting stock held as of July 13, 2006 by non-affiliates of the issuers was US$25,845,509 based on the closing price of the registrant’s common stock.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 30,088,174

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Item 1.  Description of Business.

GENERAL

The Company was incorporated under the laws of the State of Utah on August 8, 1984 with the name of "Sharus Corporation" with authorized common stock of 50,000,000 shares with par value of $0.001 per share. On June 13, 1989 the domicile of the Company was changed to the state of Nevada in connection with a name change to "Golden Quest, Inc." On January 7, 2002, the name was changed to "T-Bay Holdings, Inc." as part of a reverse stock split of 400 shares of outstanding stock for one share. On January 17, 2005 the Company carried out a reverse stock split of 20 shares of outstanding stock for one share. After the reverse split, the Company has authorized common stock of 100,000,000 shares common stock and 10,000,000 shares of preferred stock both with par value of $0.001.

On August 1, 2005, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) between Wise Target International Limited, (“Wise Target”), Amber Link International Limited (“Amber Link”), Ms. Meilian Li and Mr. Xiaofeng Li. Pursuant to the terms of the Agreement, following due diligence, the Company acquired all of the outstanding stock of Wise Target and Amber Link, making them wholly owned subsidiaries of the Company. Wise Target and Amber Link together own and control 95% of Shanghai Sunplus Communication Technology Co., Ltd., (“Sunplus”), a Sino-foreign joint venture. The Agreement required the Company to issue 18,550,000 shares of restricted common stock in exchange for all of the issued and outstanding shares of Wise Target and Amber Link. This transaction was subsequently completed on August 16, 2005.

We conduct our business through our 95% owned subsidiary, Shanghai Sunplus Communication Technology Co., Ltd., a Sino-foreign joint venture established in China in 2002, which provides a wide span of mobile handset design and other services to leading mobile handset brand owners in China. Sunplus also provides total solution services to its customers, starting from new product concept identification, handset exterior design, hardware and software design, material procurement, production, and after-sale maintenance services. Customers include Huizhou Rui Xing Electronics Co., Ltd. (“Rui Xing Electronics”), Huizhou Qiao Xing Famous Technology Co., Ltd. (“Qiao Xing Famous Technology”), CEC Telecom Co., Ltd. (“CECT”), Shenzhen LaiDi Electronics Co., Ltd. (“Shenzhen LaiDi”) and Huizhou Liyin Electronics Co., Ltd. (“Huizhou Liyin”).

We focus on the vast and booming mobile telecommunication market in China. By working closely with chipset providers, we provide tailored mobile handset design solution services according to our customers’ demand. We believe we have strong design capabilities to design mobile handsets to support a broad range of wireless communications standards, baseband platforms and components. We also provide production support to facilitate our customers’ manufacturing and supply chain management processes. In addition, our special project teams work closely with our customers to monitor and coordinate the progress of each new design project. To further strengthen our presence in the market, we have also begun to work with our customers in providing customized handset solutions to mobile service operators. We believe the design solutions and services provided by us can help our customers in enhancing competitive strength and gaining market share.

Services and Products

We seek to maintain and strengthen our position as a provider of high quality mobile handset design services. We tailor-make our services and products based on the requirements of our customers. Our services mainly include:

Design Service

*Mobile handset design. We have special project teams to work closely with our customers to monitor and coordinate the progress of each new design project.

■
Industrial and mechanical design. We design the exterior outlook and mechanical structure of a mobile handset. We adopt the user-orientation design concept and focus our product design on the personality of target end-users.

■
Hardware design. In addition to the design of the core printed circuit board layout, we have also set up special engineering teams on the design of baseband and radio frequency parts of mobile handsets based on chip platforms.

■
Software design. We design the software system for mobile handsets and its functional modules. We are capable of developing our own software in man-machine-interface and the driver software for LCD display, camera, harmonic ring tones and MP3 functions.

*Other Design Service Our design is also capable of designing other electronic devices.

Production Services

            Based on the request of our customers, we also manufacture the components and/or the entire mobile handsets. We subcontract the production work to third party manufacturers mostly in the Shanghai area. We have a quality assurance team to monitor the production process to ensure the products can meet our quality requirements.

■	Components: These mainly include printed circuit boards (PCB) and printed circuit board assembly (PCBA). They are the backbones of mobile handsets.

■	Whole mobile handsets: Based on special requests of the customers which may not have the resources or facilities to manufacture the whole mobile handsets.

After-sale Services

■	For the mobile handsets we manufacture for our customers, we will also provide maintenance services during the product warranty period.

Business Model

We generate our revenue mainly from design services and sales of products. In general, revenue from design services is the fee we charge for the design work or technical support services provided to our customers; revenue from the sales of products is the revenue we receive from selling whole handsets or components to our customers.

We charge design fees directly or indirectly for design solutions or services provided by us. The design fees consist of NRE (non-recurring engineering) fees and royalty fees. NRE fees are one-off fees for a certain design project, while royalty fees are charged monthly or quarterly on every handset manufactured by our customers using our designs. Our royalty fees are charged at a certain rate ranging from RMB50-120 (US$6-14) per handset, according to the different PCBs and PCBAs which are unique to each phone model.

Subject to the requests from our customers, we also manufacture and sell to them whole mobile handsets which are designed by us.

The cost of design, including R&D cost and development cost of a new model, only accounts for a small percentage of the design fee we charge our customers. As for manufacturing and selling whole mobile handsets, the costs of sales, including materials and various components, takes up a much higher proportion of the selling price of the handset. In other words, the gross profit margin on design fees is higher than that of manufacturing and selling whole mobile handsets.

Competitive Strengths

Strategic Relationships with Business Partners

As the mobile handset industry is characterized by rapid technological changes, it is essential for us to keep abreast of and have access to the latest technologies by working closely with the world’s leading technology and platform providers. We believe we are one of the first independent mobile handset design houses in China to work with Skyworks, which has established a dedicated support team in Shanghai to support us in our design process.

We have also established good relationships with subcontractors which provide production services for mobile phone components and handsets.

Dual Processor Structure Design Platform

Since 2005, we have been developing our own dual-processor structure design platform for mobile phones, i.e., using the Pegasus platform of Skyworks + SPR platform, together with the multi-media protocol processor from our know-how. Pegasus and SPR use the ARM7 core processor for digital base-band voice communication whereas our multi-media processor is mainly for multi-media data processing, such as encoding/decoding of voice signals and processing of video images. With the application of these dual-processor design platforms, we are able to develop a series of mobile phones with advanced multi-media functions, such as MP3 playing, 3GPP/MPEG-4 video transmission, external memory cards, and PC connection and PDA functions. Management believes its technology is among the top in China and is comparable to some foreign brand names.

Quick Market Response

We pursue a market-oriented product development strategy, grasping end-users’ preferences and tastes. Our experience and expertise enables us to complete a design solution using the Skyworks platform in only 2 to 3 months.

Strong R&D capability

We have a professional and competent team of 100 engineers to handle the wide spectrum of mobile phone design jobs, including appearance design, structural design, electronics design, software design and machine-man interface design. Our Model SP8 was awarded the the iF Design Award China Winner 05 by iF International Forum Design.

We are able to develop new mobile phones based on chip-level modules, which we believe can enhance the flexibility of the product design in terms of phone size and functionalities. We believe there are only a few mobile phone design houses in China that are able to design mobile phones on chip-level modules.

Customized Products and Market Knowledge

We design many of our products based on our customers’ specifications. We work closely with mobile device manufacturers and brand name owners to understand their needs and product roadmaps. We also interface with our customers regularly to understand the mobile handset market, consumer preferences and trends in the industry. We believe this helps us to predict future trends and to assist our customers’ in the development of new products and functions and the setting of price range.

Our Customers

For the fiscal year ended March 31, 2006, our five largest customers in terms of revenue were:

	Revenue (US$)	% of total revenue

1. Rui Xing Electronics	3,100	12%
2. Qiao Xing Famous Technology	2,400	9%
3. CECT	2,200	9%
4. Shenzhen LaiDi	2,100	8%
5. Huizhou Liyin	2,000	8%

Company History of Sunplus

October 2002, Shanghai Sunplus Communication Technology Co., Ltd. was established in Shanghai, with only 40 employees.

December 2002, Sunplus established its strategic cooperation with Skyworks, followed by the first mobile phone modules based on Skyworks’ chips platform. The first module developed by Sunplus was used by Panda Electronics Inc. (“Panda”) for making 150,000 mobile handsets and also used by major customer, CECT.

May, 2003, Sunplus launched its first phone model design.

April 2003, Sunplus started collaboration with French Wavecom in module R&D. The module was completed six months later, which was ordered by Huizhou Jialili Telecommunication Co., Ltd. (“Huizhou Jialili”), in its phone model T2, which became one of its most popular products.

December 2003, Sunplus completed the development of an electronics platform, which was sold to Huaguan Electronics Inc. (“Huaguan”) for RMB 20 million (US$2,480,000), then followed by a 150,000 sets order from Panda and 200,000 units order from CECT.

As of January 2004, more than 500,000 mobile phone handsets designed by Sunplus had been sold in the China market. Major models included A606 Yinghu for Huaguan, Q747 Zhizhun for Philips, T520 Beetles for Hong Kong Zhongjian Telecom. Later on, Sunplus continuously received large orders from Panda, CECT, Huizhou Jialili, most of which exceed 200,000 units.

January 2004, Sunplus established a partnership with Shenzhen Ankai Microelectronics Technology Co., Ltd. on multimedia chips platform to combine Ankai’s applications of multimedia chips with Skyworks’s radio frequency functions on basis of chips.

Our product of T520 Beetles was awarded by Sina.com as the Most Popular Mobile Phone for Female.

May 2005, our design SP-8 for product CECT S569 was awarded top 100 iF Asia design. SP-8 was also awarded the Fashion Color Nominate Prize.

On August 16, 2005, we completed a reverse merger with Amber Link and Wise Target and subsequently we own a total of 95% shareholding in Sunplus.

May 2006, Sunplus received the ISO9001:2000 certification of quality management system.

Current Business Development

During the fiscal year ended March 31, 2006, we have released 25 product solutions based on 5 mainboards. In October 2005, we released our new design solution 9103. We believe it is among the first multi-media and handwriting solutions in the Chinese market. We combine multimedia functions with handwriting recognition feature. A 2-inch touch screen with functions of email, mp3, mp4, e-book, USB access make it one of the most popular phones in the market. The retail price for 9103 is RMB 1,400-2,500 (US$175-313) targeting young executives.

In April 2005, we released the 9107 series. With the functions of handwriting and FM radio, it is targeted at mature customers, with retail price of RMB 1,000-2,200 (US$125-275). 9107 series was one of our best sellers for the past fiscal year.

Series 9701 and 9109, which were released January 2006, were our first design solutions with newly developed function of TV-output, which enables customers to connect phones and TV sets, watching movies and playing games on the phone. This model was well received by the market and became one of the best sellers in this product category.

In general, our designs are basically targeting the middle-end market and we compete with our competitors mainly in the aspects of phone appearance, practical applications, product reliability and price.

We aim to help our customers enhance their competitive capacity by accelerating the product-to-market process. We believe we were among the first design houses in China to provide multimedia, handwriting, TV-output solutions to our customers. We hope this will enable our customers to launch the products with these functionalities earlier than other brands.

For the fiscal year ended March. 31, 2006, there were approximately 1,200,000 units of Sunplus-designed mobile handsets sold in the market, compared to about 900,000 units in fiscal year ended March 31, 2005, representing a 33% growth.

Our customer base nearly tripled during this fiscal year. We have a total of 34 customers as of March 31, 2006, compared with 12 in fiscal year 2005, representing a 183 % growth. We added new customers including: Cosun Telecommunication Industry Co., Ltd., Huizhou Liyin , Universal Electronics Inc.and DiWangDa Inc. New customers were identified by our marketing team, introduced by our partners, suppliers and existing customers. National and international exhibitions provided us with new contract and customers, including some overseas customers. Expansion of our customer base was one of the factors for our growth in net profit.

Products Geographic Coverage

Through the sales network of our customers, products designed or manufactured by us are sold in major cities throughout China.

Starting from this fiscal year, we began to sell some of our whole mobile handsets directly or through our sales agent in Southeast Asia.

Seasonal Factor

We usually have higher revenue in the third or fourth fiscal quarter (period starting October 1 to March 31) and lower revenue in the first or second quarter (period starting April 1 to September 30). The seasonal factors affecting our revenue were mainly because our royalty fees are charged monthly or quarterly based on the amount of products sold during the period. Mobile handsets sell the most during long holidays including National Day, Christmas, New Year and Chinese New Year. The seasonal factor does not obviously affect our NRE fees revenue.

Our Strategies

Continue to increase our product offering

In order to maintain and increase our competitiveness, we intend to continue to expand our product offering by introducing about 30-35 new phone models per year. This could consist of the following categories:

a)
High-end GSM/GPRS telecommunication terminals (mobile phones) with embedded functions including MMS, Java, camera, FM radio, Color LCD, email, MP3, finger-print identification, voice identification, as well as USB, SD, MMC, and blue tooth interfaces.

b)	Business-use multifunction mobile phones - focused on email, web browsing and wireless e-commerce functions.

c)	Third Generation Mobile Technology (3G) mobile phones to cater for the various value-added services such as electronic wallet, stock trade, video conferencing, real-time news broadcasting, etc,

Expansion into Overseas Markets

We anticipate a trend that international mobile handset vendors will start to outsource products and services in China. We plan to increase our marketing efforts to target at potential foreign handset vendors and foreign trading companies. We also expect most demand for our products and services will come from Taiwan and other places in Southeast Asia, Eastern Europe and Latin America.

Continue to strengthen our R&D capabilities

Our R&D capability is one of the main engines for our future growth. We will continue to strengthen our R&D capabilities by investing in advanced technology, where necessary, to facilitate the development of new products and improve the efficiency of our design process.

We plan to increase the strength of our current R&D team by recruiting additional professionals with relevant skills and expertise to augment the knowledge of our existing team as well as to train and update our staff with the latest development and trends in our industry.

Broaden Strategic Relationships in the Mobile Handset Value Chain

We believe our current strategic relationships with several leading wireless technology and platform providers such as Skyworks have provided us with access to advanced technologies and we hope this will help us build our reputation in the industry. We anticipate these relationships will also allow us to secure competitive pricing and shorter supply lead time for component procurement for our customers. We also intend to establish and strengthen the strategic relationships with our top customers to further secure our position as their preferred provider of mobile handset design services and hope to become an integral part of their overall mobile handset strategic and product roadmap.

Sale of Whole Mobile Handsets

In China’s GSM Market, we mainly provide design solution and cooperate with brand name owners. In overseas markets including Southeast Asia, Eastern Europe and Latin America, we plan to sell whole mobile handsets under our own brand name “Sunplus”. In domestic markets, all the whole mobile handsets we manufacture are under the brand name of our customers.

Quality Assurance

We believe that a high standard quality management system is crucial for maintaining our reputation. Our quality assurance team monitors hardware, software and mechanical design teams’ performance to ensure strict adherence to the quality standards required by our customers. The team conducts product reliability tests, including accelerated life tests, climatic stress tests and mechanical endurance tests. The team is also responsible for components qualification, prototype quality assurance, and submission of prototypes for FTA and CTA certifications. In addition, the team collects and organizes all relevant written documents produced and used throughout the design process.

We believe that a high standard quality management system is crucial for maintaining our reputation. Our quality objective is to pursue a higher quality standard to meet the needs of our customers. We will continue to improve the quality of our products and services and place quality as our first priority.

Through our quality assurance team, we adopt stringent quality procedures at the design stage, incoming quality assurance of components and parts, assembly testing and final quality testing. Our selection criteria for suppliers include reputation, time to supply, availability of components and parts, etc.

Sales and marketing

Our sales force consists of approximately 30 salespeople and technical support team. Most of them have many years of experience in the telecommunication industry. They are responsible for maintaining and establishing client relationships, trying to fulfill customers’ special needs, and introducing new technologies and applications in the telecommunications field.

The following is our strategy with respect to the marketing of our products and services:

Branding

We believe that our success is largely dependent on our reputation in the industry. Therefore, it is important that we continue to promote awareness of our design services, products and our company through various marketing activities.

Efficient Resources Utilization

We will continue to focus on our niche market, which is primarily local PRC mobile handsets at retail price of around RMB 1,000 to RMB 3,000 (US$125-US$375). We believe that our customers in this segment of the market are most likely to outsource mobile handset design to independent houses. In addition, we will intensify our efforts to increase overseas sales.

Build up a professional sales force

Through further recruitment and training, we aim to strengthen our marketing and sales team, improve efficiency and effectiveness of our marketing and sales management and procedures in areas of customer service, pricing, contractual terms and conditions, financial management, competitive strategies and market information.

Performance linked incentive scheme

In line with our belief that our sales personal are the pillars of a successful marketing strategy, we have put in place a performance linked incentive scheme where our sales and marketing staff are rewarded in accordance with their performance and achievements.

Establish our customer network which is our most important resource

We believe that the establishment of a network of customers is the foundation for our existence and future development. We will through the establishment of a customer data base and continual regular communication, strive to understand and meet the needs of our customers and build long term relationships with them.

Build our unique corporate culture

We will continue to advocate a corporate culture of being responsible, professional, aggressive, careful and virtuous.

Our marketing and sales department is led by our Vice General Manager, Mr. Lushi Xiang, who reports directly to our CEO, Mr. Xiaofeng Li. As of March 31, 2006, our marketing and sales team was comprised of 13 personnel. To access potential customers, we attend various exhibitions such as Tianjin Mobile Handset Telecommunication Exhibition and Cebit Exhibition in Germany. In addition, we advertise in magazines to enhance our company image.

Intellectual Property

We believe protection of our intellectual property rights is extremely important for our continuous success. As of the March, 31 2006, we have registered 17 patents, of which 15 have been approved. All of them are patents for product appearance.

Our competitors

We estimate there are about nearly a hundred mobile phone design houses in China, including including Techfaith Wireless, Shanghai Sunplus, Shanghai Longcheer, Shanghai Simcom. Other major design houses include CEC Mobile, Shenzhen Wanchong, Shanghai Yuhua, Zhejiang Holley, STEP Technologies, Shenzhen Jinwave Technology and Shenzhen Yulong Communication Technology. We estimate there are about 10 design houses that may have competition with our Company.

Certain of our competitors are substantially larger, have significantly greater financial, marketing, research and development, technological and operating resources and broader product lines than we do.

We think that competition in our markets is based primarily on technology innovation, product performance, reputation, delivery times, customer support and price. We believe we are among the few design houses which is capable of both software design and hardware design as well as performing the whole spectrum of design activities and is developing functions or applications at chipset-level modules.

Corporate Structure

Sunplus is jointly formed by Wise Target, Amber Link and Shanghai Fanna Industrial Product Design Co., Ltd. (“Shanghai Fanna”). Wise Target and Amber Link are investment holding companies incorporated in the British Virgin Islands whereas Shanghai Fanna is a privately-owned company established in China in 2001. On August 16, 2005, T-Bay Holdings completed a reverse merger with Wise Target and Amber Link, which jointly hold 95% interests of Sunplus.

The current corporate structure of T-Bay Holdings is as follows:

T-Bay Holdings, Inc. (OTCBB: TBYH)

100%	100%
Wise Target International Ltd.	Amber Link International Ltd.	Shanghai Fanna Industrial Product Design Co., Ltd.
74%	21%	5%

Shanghai Sunplus Communication Technology Co., Ltd.

Employees

As of March 31, 2006, we have approximately 150 employees, detailed information as follows:

Our employees in terms of functions & departments:
Function	Sales	R&D					Quality Control	Purchasing & Logistics	Other Mgt
		ME	EE	SD	ID	PM &PS
Number of Employees	13	15	18	22	23	11	13	25	8
		89
Percentages	8.8%	60.1%					8.8%	16.9%	5.4%

Our employees in terms of education:

	Master & Ph.D.	Bachelor	Diploma	Others
Number of EMPLOYEES	8	76	42	22
Percentages	5.4%	51.3%	28.4%	14.9%

As we put more focus on phone design services, we have expanded our engineering team and streamlined our manpower by about 30 in production, quality control and logistics for whole mobile handsets.

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, for whom competition is intense. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe we enjoy good relations with our employees and have low turnover rate.

Item 2. Description of Property.

Our principal executive offices occupy a whole floor of space with total area of 1,737 sq.m. on the 18th floor YongSheng Building, Zhongshan Xi Road, Xuhui District, Shanghai, China. These leased premises house the design department, product testing facilities, maintenance and administration departments. The lease is US$19,000 per month. We subcontract the production of mobile phone components and complete handsets to third party manufacturers located in Shanghai and nearby provinces.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the Over the Counter Bulletin Board under the symbol TBYH. At July 12, 2006 there were 327 shareholders of record holding 30,088,174 shares of common stock. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock. The following table shows the highs and lows of the closing bid and ask price on the Company’s stock for the past quarter when it began trading on the Bulletin Board.

	CLOSING BID		CLOSING ASK
	High	Low	High	Low
2004
Jan. 2 thru March 31	None	None	None	None
April 1 thru June 30	None	None	None	None
July 1 thru Sept. 30	None	None	None	None
Oct. 1 thru Dec. 31.20		.05	.25	.18

2005
Jan. 3 thru Jan. 14.17		.10	.18	.14
Jan. 18 thru Mar. 31	2.05	.55	4.00	.95
(After a 1 for 20 reverse split)
Apr. 1 thru June 30	1.15	.55	1.20	.80
July 1 thru Sept. 30	2.18	1.15	2.20	1.20
Oct. 3 thru Dec. 30	1.90	1.20	1.91	1.30

2006
Jan. 3, thru March 31	3.72	1.28	3.75	1.30

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

Recent Sales of Unregistered Securities

None.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS

Overview

For the fiscal year ended March 31, 2006, our net income increased by US$5,661,000 from US$4,421,000 to US$10,082,000, which represented a 128.0% growth. As a result of our change of business focus from manufacturing and selling whole mobile handsets to providing design services and mobile phone components, our net revenue decreased by US$8,337,000 from US$33,864,000 to US$25,527,000. Revenue from design services, which generally has a higher profit margin than selling whole mobile handsets, increased significantly. We reported per share earning of US$ 0.34 in fiscal year ended March 31, 2006; an increase of US$0.18, or 112.5%, compared to US$ 0.16 in the fiscal year ended March 31, 2005.

Net Revenue

(in US dollars)
	Growth	Amount	%	Amount	%
Sales of components and handsets
- Sales of handsets	-80.9%	4,953	19.4%	25,942	76.6%
- Sales of components	1.7%	1,902	7.5%	1,871	5.5%
	-75.4%	6,855	26.9%	27,813	82.1%

Revenue from design services	208.6%	18,672	73.1%	6,051	17.9%
NET REVENUE	-24.6%	25,527	100.0%	33,864	100.0%

Our net revenue was US$25,527,000 for the fiscal year ended March 31, 2006, a decrease of US$8,337,000, or 24.6%, from US$33,864,000 of the previous fiscal year. Revenue from sales of mobile handsets and components was US$6,855,000 compared to US$27,813,000 in the last fiscal year, representing a 75.4% decrease, while the revenue from design services jumped to US$18,672,000 from US$6,051,000 in the last fiscal year. Revenue from design services increased significantly by US$12,621,000, or 208.6%.

Our net revenue decrease mainly resulted from our reduction in sales of mobile handsets, as a result of the change in our business strategy. The percentage of revenue from sales of handsets decreased to 26.9% from 82.1% in last fiscal year. Sales of mobile handsets and components only generated US$ 6,855,000 net revenue in the fiscal year ended March 31, 2006, compared to US$27,813,000 in fiscal year ended March 31, 2005. Since March 2005, to better utilize our resources, we decided to focus on revenue from design services rather than manufacturing and selling whole mobile handsets for our clients. If necessary, we coordinate the production services provided by third parties to our clients. We believe this will enable us to shift our resources from manufacturing and logistics to R&D and design services, which are our core strengths. We proposed our new business model to existing customers and most of them readily accepted it.

For the fiscal year ended March 31, 2006, revenue from design services represented 73.1% of total revenue, while revenue from manufacturing was 26.9%, compared to 17.9% from design services and 82.1% from manufacturing in the fiscal year ended March 31, 2005. We anticipate we will continue to pursue this business model in the near future.

Detailed information on sale of mobile handsets and components

Sale of products decreased significantly from US$27,813,000 to US$6,855,000. The 75.4% decrease was mainly due to the change in business model of the company as mentioned above. Most of our existing customers; with whom we have developed long-term relationships have accepted our new business model. Instead of providing overall service including design, production and maintenance service, we focused on providing design solutions and technical support and abstained from most of the production service to our customers.

Most of the mobile handsets were sold in the domestic Chinese market during fiscal year ended March 31, 2006.

Detailed information on revenue from design services

Revenue from design services, which increased significantly from US$6,051,000 to US$18,672,000, represented a 208.6% growth year on year, and was the fastest growing proportion of our business. The growth was mainly generated from our existing customers and introduction of new customers.

In addition to the fees we charge for design solutions, we also receive royalties from each handset sold by our customers.

In April 2005, the company launched its 9107 series which featured functions such as handwriting recognition, FM radio, blue tooth, MP3, MPEG4 3GP, WAP, USB&T-Flash, MMS, and CMOS. The 9107 series targeted middle- aged customers with a retail price of US$125-190. It was our best seller in the fiscal year ended March 31, 2006. The 9107 series has brought us new customers and in aggregate generated US$3,456,000 in design fees.

For the fiscal year ended March 31, 2006, about 1,200,000 units of the mobile handsets designed by us were sold in the market, compared to about 900,000 units in fiscal year ended March 31, 2005, represented a 33% growth.

Cost of Revenue

For the fiscal year ended March 31, 2006, the cost of revenue declined to US$9,612,000 from US$24,203,000 in the fiscal year ended March 31, 2005, representing a 60.3% decrease. Cost of revenue primarily consisted of the purchase cost of raw and processed materials and indirect cost of R&D and quality control.

Detailed information on Cost of Revenue

		Fiscal year ended March 31
(in US dollars)		2006		2005
	Growth	Amount	%	Amount	%
Cost of revenue
Raw materials	-64.4%	8,226	85.6%	23,112	95.5%
Indirect R&D	+141.1%	176	1.8%	73	0.3%
Model making	-68.7%	51	0.5%	163	0.7%
Manufacturing expenses	-54.2%	252	2.7%	550	2.3%
Business tax	+197.4%	907	9.4%	305	1.2%
		9,612	100.0%	24,203	100.0%

The significant decline came mainly from the decrease in purchase of raw materials. As noted above, with the change of business model, the portion of revenues from sale of handsets and components, which cost more than design, decreased significantly. Except for key materials such as chipsets and PCB blank boards, we don’t have to purchase raw materials as much as we used to, which greatly reduced our cost for raw material purchasing, and also contributed to a reduced cost of revenue. The cost of raw material was down US$14,886,000, or 64.4%, from US$23,112,000 to US$8,226,000.

Gross profit

Our gross profit was US$15,915,000 for the fiscal year ended March 31, 2006 compared to US$9,661,000 for the fiscal year ended March 31, 2005, representing a 64.7% growth. The strong increase in gross profit was mainly attributed to the increase of revenue from design services, which has higher profit margins than the manufacturing and sales of mobile handsets.

Operating Expenses

Operating expenses consists of selling expenses and general and administrative (G&A) expenses. For the fiscal year ended March 31, 2006, operating expenses were US$3,568,000, compared to US$3,392,000 for the fiscal year ended March 31, 2005, representing a 5.2 % increase.

Detailed information of operating expenses for the year ended March 31, 2006 is as follows:

	Fiscal year ended Mar. 31 (US$)
	2006		2005
	Amount	% of net revenue	Amount	% of net revenue

Operating Expenses	3,568	14.0%	3,392	10.0%
Selling Expenses	234	0.9%	75	0.5%
G&A expenses	3,334	13.1%	3,217	9.5%

Operating expenses during the fiscal year ended March 31, 2006 were US$3,568,000, 14.0% of revenue, compared to US$3,392,000 for the fiscal year ended March 31, 2005.

Selling expenses increased from US$175,000 to US$234,000. The increase was mainly because of market expansion and marketing-related expenses, such as international shows or exhibitions.

G&A expenses were US$3,334,000, 13.1% of revenue, compared to US$3,217,000 in last year. On the one hand, operating expenses decreased because about 30 staff left the company during the fiscal year due to the change in business focus, which resulted in a decrease of training expenses and salaries and allowances.

On the other hand, there was an increase in allowance for doubtful receivables and traveling expenses. The allowance for doubtful receivables was US$274,000 in the fiscal year ended March 31, 2006 compared to US$89,000 in the fiscal year ended March 31, 2005. Allowance for doubtful receivables is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Traveling expenses increased to US$211,000 from US$123,000 fiscal year ended March 31, 2005 due to more business trips taken by our executives.

Interest Expense

For the fiscal year ended March 31, 2006, we had sufficient cash to meet obligations, and therefore, do not need to use our credit lines offered by local banks and other parties. As of March 31, 2006 we have no credit lines. We have incurred interest expenses of only US$1,000 during the fiscal year ended March 31, 2006.

Minority Interest

Minority interests represent the portion of Sunplus’ income that we do not own. For fiscal year 2005, the minority interests were attributable to the minority interests owned by Amber Link and Shanghai Fanna, which was 25% of equity interest in Sunplus. In fiscal year 2006, minority interests were attributable to the minority interest owned by Shanghai Fanna only, which was 5% of equity interest in Sunplus.

Income Tax

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

  For the fiscal year ended March 31, 2006, Sunplus made an income tax provision of US$1,746,000 in total, compared to US$181,000 in the last fiscal year.

Net income

As a result of the above items, net income was US$10,082,000 for the fiscal year ended March 31, 2006 compared to US$4,421,000 for the fiscal year ended March 31, 2005, representing 128% growth. The growth is mainly the result of significant increase of income from design services, which has higher profit margin than the sale of products.

Earnings per share

We reported earnings per share of US$0.34, based on 29,273,000 outstanding weighted shares. Our outstanding common stock was 30,088,174 as of March 31, 2006. We do not have any preferred stock issued or outstanding warrants or options.

Assets

Cash and cash equivalents

	Fiscal year ended
	2006	2005
	(US$)	(US$)

Cash and cash equivalents	4,673,000	706,000

Cash equivalents increased by US$3,967,000 from US$706,000 as of March 31, 2005 to US$4,673,000 as of March 31, 2006. The significant increase was attributed to the increase in operating cash inflow from the fast growth of our business.

Accounts receivable, net

As of March 31, 2006, accounts receivable amounted to US$14,600,000, an increase of US$5,861,000 or 67.1% compared to US$8,739,000 as of March 31, 2005. The increase was mainly because of the fast growth in design business. Manufacturers in China usually request longer credit term from design houses until their products are launched and sold in the market. The credit term of accounts receivable usually does not exceed 18 months.

The receivables are mostly from customers whom we have established long time good relationships. We believe there will not be a high risk that these receivables are unable to be collected.

The company also recognized an additional allowance of US$274,000 for doubtful receivables in the fiscal year ended March 31, 2006, compared to US$89,000 for the fiscal year ended March 31, 2005, to ensure accounts and other receivables are not overstated due to uncollectibility. If circumstances related to customers change, estimates of the recoverability of receivables will be further adjusted.

Detailed information on allowance for doubtful receivables

March 31, 2006
(US$)

Balance, beginning of year	89
Additions	274
Balance, end of year	363

Notes receivable

As of March 31, 2006, notes receivable was US$7,759,000, compared to US$0 as of March 31, 2005. Notes receivable are mainly due to the settlement of accounts receivable as customers issued commercial notes as payments.

Inventories

Inventories comprised raw materials, work in progress and finished goods and are stated at the lower of cost or market. Market value represents replacement cost for raw materials and net realizable value for finished goods and work in progress. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct materials, subcontracting charges and other overhead before the goods are ready for sale. Inventory costs do not exceed net realizable value.

	March 31
	2006	2005
	(US$)	(US$)

Inventories	1,982,000	8,022,000

As of March 31, 2006, the company has inventories valued at US$1,982,000, a decrease of US$6,040,000 or 75.3%, compared to US$8,022,000 at March 31, 2005. The significant decrease was attributed to the change of our business model, focusing on revenue from design services.

Inventories consisted of the following:

	2006	2005
	(US$)	(US$)

Raw materials	1,874,000	4,298,000
Work in progress	358,000	721,000
Finished goods	182,000	3,003,000
Total	2,414,000	8,022,000
Less: allowance for losses	(432,000)	-
Total	1,982,000	8,022,000

Raw materials of US$1,874,000 mainly include chipsets, PCB blank boards and multi-processor for making PCBA for mobile handsets. We maintain a certain level of key materials as a buffer to avoid disruption of operating activities, and to ensure on-time delivery of the PCBA to our customers.

The finished goods of US$182,000 consist of SP3and SP8. The SP3was released in mid-2004, and SP-8 in end of 2004.

We made allowance of US$321,000 against raw materials which were out-dated, US$37,000 against obsolete work in progress, US$73,000 against finished goods of old models which may need to be sold at lower than cost.

Property, Plant and Equipment

	March 31
	2006	2005
	(US$)	(US$)

Property, Plant and Equipment	$398,000	$535,000

As of March 31, 2006, our property, plant & equipment were carried at US$398,000, which decreased by US$137,000 compared to 2005.

Detailed information on Property, Plant and Equipment is as follows:

	MARCH 31
	2006	2005
	(US$)	(US$)

Cost
Leasehold improvements	-	124
Machinery	205	199
Office equipment	361	346
Motor vehicles	95	92
Total	661	761

Accumulated depreciation
Leasehold improvements	-	85
Machinery	68	31
Office equipment	162	95
Motor vehicles	33	15
Total	263	226

Carrying value
Leasehold improvements	-	39
Machinery	137	168
Office equipment	199	251
Motor vehicles	62	77
Total	398	535

Liabilities

	Fiscal year ended
	2006	2005
	(US$)	(US$)

Liabilities	11,085,000	7,377,000

Our total liabilities as of March 31, 2006 were US$11,085,000, which consisted of US$7,521,000 in current liabilities and US$3,564,000 in long-term liabilities.

Long term liabilities amounted to US$3,564,000 as of March 31, 2006, all of which were liabilities due to shareholders.

Capital Resources

Before the acquisition of Wise Target and Amber Link which gave us a 95% interest in Shanghai Sunplus Communication Co. Ltd., we had no operations and relied on advances from officers and directors to fund our basic administration. We currently have on-going operations and believe we have sufficient capital to continue operations for the next twelve months. We do not anticipate the need for additional capital at this time. However, should we require additional capital; we may take additional advances or loans from officers, sell equity or find other forms of financing.

Research and Development

During the two years ended March 31, 2006 and 2005, research and development costs amounting to US$176,000 and US$73,000 respectively, were charged to operations and are included in cost of revenue.

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

Furthermore, as a result of ongoing technological developments, our products and solutions are increasingly used together with components or layers that have been developed by third parties, whether or not we have authorized their use with our products and solutions. However, such components, such as batteries, or layers, such as software applications, may not be compatible with our products and solutions and may not meet our and our customers' quality, safety or other standards. As well, certain components or layers that may be used with our products may enable our products and solutions to be used for objectionable purposes, such as to transfer content that might be hateful or derogatory. The use of our products and solutions with incompatible or otherwise substandard components or layers, or for purposes that are inappropriate, is largely outside of our control and could harm our reputation in the industry.

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

In order to meet our customers' needs, we need to introduce new devices on a timely basis and maintain a competitive product portfolio. For us, a competitive product portfolio means a broad and balanced offering of commercially appealing mobile devices with attractive features, functionality and design for all major user segments and price points. If we do not achieve a competitive portfolio, we believe that we will be at a competitive disadvantage, which may lead to lower revenue and lower profits.

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

The markets for our products and solutions are intensely competitive. Industry participants compete with each other mainly on the basis of the breadth and depth of their product portfolios, price, operational and manufacturing efficiency, technical performance, product features, quality, customer support and brand recognition. We are facing increased competition from both our traditional competitors in the mobile communications industry as well as a number of new competitors, particularly from countries where production costs tend to be lower. Some of these competitors have used, and we expect will continue to use, more aggressive pricing strategies, different design approaches and alternative technologies than ours. In addition, some competitors have chosen a strategy of focusing on productization based on commercially available technologies and components, which may enable them to introduce products faster and with lower levels of research and development spending than our company.

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

Our products and solutions include increasingly complex technology involving numerous new proprietary technologies, as well as some developed or licensed to us by certain third parties. As a consequence, evaluating the protection of the technologies we intend to use is more and more challenging, and we expect increasingly to face claims that we have infringed third parties' intellectual property rights. The use of increasingly complex technology may also result in increased licensing costs for us, restrictions on our ability to use certain technologies in our products and solution offerings, and/or costly and time-consuming litigation. Third parties may also commence actions seeking to establish the invalidity of intellectual property rights on which we depend.

Our products and solutions include increasingly complex technology involving numerous new proprietary technologies, as well as some developed or licensed to us by certain third parties. As the amount of such proprietary technologies needed for our products and solutions continues to increase, the number of parties claiming rights continues to increase and become more fragmented within individual products, and as the complexity of the technology and the overlap of product functionalities increases, the possibility of more infringement and related intellectual property claims against us also continues to increase. The holders of patents potentially relevant to our product and solution offerings may be unknown to us, or may otherwise make it difficult for us to acquire a license on commercially acceptable terms. There may also be technologies licensed to and relied on by us that are subject to infringement or other corresponding allegations or claims by others which could damage our ability to rely on such technologies.

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

Item 7. Financial Statements.

The financial statements of the Company appear at Page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter 2006.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section  16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since
Xiaofeng Li	29	Director and Chief Executive Officer	August 2005
Meilian Li	34	Chairman of the Board	August 2005
Zhaohui Luo	37	Director	August 2005
Murry Zuhe Xiao	38	Chief Financial Officer	August 2005
Eric Xue	31	Chief Technical Officer	August 2005

The following is a brief summary of the business experience of our management.

Mr. Xiaofeng Li, Director and Chief Executive Officer, 29 years old. Mr. Li holds a Bachelor Degree from Shanghai University, Industrial Design Department. From August 1998 to February 2001, Mr. Li was employed by Inventec Appliances Corp. where he was an Industrial Designer. From 2001 to March 2002, Mr. Li was employed by Shanghai Fanna Industrial Product Design Co., Ltd. as executive director and general manager. Since April 2002, Mr. Li has been Chairman of the Board of Shanghai Sunplus Communication Technology Co., Ltd.

Mr. Murry Zuhe Xiao, Chief Financial Officer, 38 years old. Mr. Xiao is a Fellow Member of the Institute of Financial Accountant Association, a member of the Society of Registered Financial Planners, and a Member of China Institute of Certified Public Accountants. Mr. Xiao holds a post graduate Certificate in Professional Accounting from City University, Hong Kong. He also holds a degree in Economics from the Jiang Xi University of Finance and Economics. Since 1999, Mr. Xiao had worked for Qiao Xing Universal Telephone, Inc. as Finance Manager for about 4 years Mr. Xiao joined our Company in 2005.

Ms. Meilian Li, Chairman of the Board, 34 years old. Ms. Li holds a Bachelor Degree in Accounting from Guangzhou Nanyang College. From 2000 to the present, Ms. Li has held the position of Board Chairman of Shenzhen Youlian Transportation, Inc. where she is responsible for human resource management, strategic planning and financial management.

Mr. Zhaohui Luo, Director, 37 years old. Mr. Luo holds a Masters of Business Administration from East China Normal University. From 1993 to 2002, Mr. Luo was director and general manager of Huizhou Ganghui Electronic Engineering System Co., Ltd. He serves as a General Manger for Guangdong Consun Group, Shanghai Office since 2002.

Mr. Eric Xue, Chief Technical Officer, 31 years old. Mr. Eric Xue served as Chief Technical Officer of Sunplus since 2003 in charge of research and development of hardware and software. Mr. Xue worked as Section Manager in Motorola Electronics In Shanghai from 2000 until 2002. He previously worked at Inventic Application, Inc. as an electrical engineer. Mr. Xue holds a Bachelor degree of Electronic and Communication Systems from Huadong Shifan University.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Compliance with Section 16

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

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

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Larry Eastland,(1) President	2004 2003	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Tianpei Li (2) President	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Silu Wu (2) CFO	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Xiaofeng Li CEO	2006	30,811	-0-	3,958	-0-	-0-	-0-	-0-
Murry Zuhe Xiao, CFO	2006	23,126	-0-	-0-	-0-	-0-	-0-	-0-

(1) Resigned in November 2004
(2) Resigned in August 2005

Compensation Plans

We do not currently have any written compensation plans for any of our employees.

Compensation of Board Members

Although we do not have a written compensation plan, Board members generally do not receive any remuneration for service on the Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of July 12, 2006, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 30,088,174 issued and outstanding shares of common stock, par value $.001. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares
Li, Xiaofeng (1) (2) 18th Floor YongSheng Building XhongShang XI Road Xuhui District, Shanghai, China	Common	2,600,000	8.64%

Li, Meilian (1) 18th Floor YongSheng Building XhongShang XI Road Xuhui District, Shanghai, China	Common	15,950,000	53.01%

Luo, Zhaohui (1) 18th Floor YongSheng Building XhongShang XI Road Xuhui District, Shanghai, China	Common	-0-	-0-

Xiao, Murry Zuhe (2) 18th Floor YongSheng Building XhongShang XI Road Xuhui District, Shanghai, China	Common	-0-	-0-

Xue, Eric (2) 18th Floor YongSheng Building XhongShang XI Road Xuhui District, Shanghai, China	Common	-0-	-0-

Officers and Directors as a group 5 People	Common	18,550,000	61.65%

(1) Director.
(2) Officer

Item 12. Certain Relationships and Related Transactions.

The company advanced US$9,000 to Mr.Li Xiaofeng, a director and our Chief Executive Officer for business trip expenses which was recorded as a receivable as at March 31, 2006. These advances were subsequently settled and recorded as expenses for the next fiscal year. We owed Mr. Li US$773,000 which is recorded as a long term liability.

The Company advanced US$6,000 to Eric Yue, our Chief Technical Officer for business trip expenses which was recorded as a receivable as at March 31, 2006. The amount was subsequently settled and recorded as expenses in the next fiscal year.

Li Meilian, Chairman of the Board and a shareholder is owed US$2,791,000 which is recorded as a long term liability.

LEA Management Group, LLC, a shareholder, is owed US$25,000 for service fees which was recorded as other payables. We also paid LEA Management US$58,000 in service fees for the year ended March 31, 2006.

Item 13. Exhibits.

Exhibit Number	Title	Location
14	Code of Ethics	10-KSB filed 6/2/04

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

* The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14. Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of T-BAY Holdings, Inc.’s annual financial statement and review of financial statements included in T-BAY Holdings, Inc.’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $nil for fiscal year ended 2005 and US$104,000 for fiscal year ended 2006.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of T-Bay’s financial statements that are not reported above were $nil for fiscal year ended 2005 and $nil for fiscal year ended 2006 and consisted of management of records.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $nil for fiscal year ended March 31, 2005 and consisted of accounting and $nil for fiscal year ended March 31, 2006 and consisted of accounting.

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

Date: July 13, 2006	By: /s/ Xiaofeng Li
Xiaofeng Li, Chief Executive Officer

Date: July 13, 2006	By: /s/ Murry Zuhe Xiao
Murry Zuhe Xiao, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 13, 2006	By: /s/ Meilian Li
Meilian Li, Chairman of the Board of Directors

Date: July 13, 2006	By: /s/ Xiaofeng Li
Xiaofeng Li, Director

Date: July 13, 2006	By: /s/ Zhaohui Luo
Zhaohui Luo, Director

T-BAY HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
Together With Report Of
Independent Registered Public Accounting Firm

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
T-Bay Holdings, Inc.

We have audited the accompanying consolidated balance sheet of T-Bay Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2006, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2006 and the results of its operations and cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

By: /s/ Moore Stephens
Moore Stephens
Certified Public Accountants
Hong Kong

May 23, 2006

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2006
(In thousand of United States dollars)

		MARCH 31, 2006
ASSETS	Note(s)
CURRENT ASSETS
Cash and cash equivalents		$4,673
Notes receivables		7,759
Accounts receivable, net	3	14,600
Prepayments, deposits and other receivables, net
Related parties	11	15
Third parties		542
Value Added Tax (“VAT”) recoverable		19
Inventories	4	1,982

Total current assets		29,590

PROPERTY, PLANT AND EQUIPMENT, NET	5	398

INTANGIBLE ASSETS, NET	6	41

TOTAL ASSETS		$30,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$2,493
Accruals and other payables
Related parties	11	25
Third parties		1,620
Receipts in advance		1,450
Income tax payable		1,933

Total current liabilities		7,521

LONG-TERM LIABILITIES
Due to shareholders	11	3,564

Total liabilities		11,085

MINORITY INTERESTS		1,107

COMMITMENTS AND CONTINGENCIES	12

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value $0.001, issued and outstanding Nil	2(p)
Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding 30,088,174		30
Additional paid-in capital		1,462
Public welfare fund		809
Statutory surplus fund		1,617
Retained earnings		13,503
Accumulated other comprehensive income		416

Total stockholders’ equity		17,837

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$30,029

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2006 and 2005
(In thousand of United States dollars, except per share data)

		YEAR ENDED MARCH 31,
		2006	2005
NET REVENUE	Note(s)
Third parties		$25,527	$23,393
Related parties	11	-	10,471
TOTAL NET REVENUE		25,527	33,864

COST OF REVENUE		9,612	24,203

GROSS PROFIT		15,915	9,661

OPERATING EXPENSES
Selling expenses		234	175
General and administrative expenses		3,334	3,217

TOTAL OPERATING EXPENSES		3,568	3,392

INCOME FROM OPERATIONS		12,347	6,269

OTHER INCOME		23	14
INTEREST EXPENSE		(1)	(127)

INCOME BEFORE INCOME TAX AND MINORITY INTERESTS		12,369	6,156

INCOME TAX: CURRENT	7	(1,746)	(181)

INCOME BEFORE MINORITY INTERESTS		10,623	5,975

MINORITY INTERESTS		(541)	(1,554)

NET INCOME		10,082	4,421

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		423	-

COMPREHENSIVE INCOME		$10,505	$4,421

WEIGHTED AVERAGE NUMBER OF SHARES (in thousand)		29,273	26,988

EARNINGS PER SHARE (in dollars)		$0.34	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended March 31, 2006 and 2005
(In thousand of United States dollars)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	PUBLIC WELFARE FUND	STATUTORY SURPLUS FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares
Balance, April 1, 2004 a recapitalized (Notes 1 and 13)	30,088,174	$30	$1,462	$-	$63	$1,196	$-	$2,751
Net income	-	-	-	-	-	4,421	-	4,421
Transfer	-	-	-	-	450	(450)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(7)	(7)
Balance, April 1, 2005	30,088,174	30	1,462	-	513	5,167	(7)	$7,165
Net income	-	-	-	-	-	10,082	-	10,082
Transfer	-	-	-	809	937	(1,746)	-	-
Foreign currency translation adjustment	-	-	-	-	167	-	423	590

Balance, March 31, 2006	30,088,174	$30	$1,462	$809	$1,617	$13,503	$416	$17,837

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2006 and 2005
(In thousand of United States dollars)
	FOR THE YEAR ENDED MARCH 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,082	$4,421
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation	154	136
Amortization	13	12
Allowances for doubtful receivables	274	89
Minority interests	541	2,059
Loss on disposal of property, plant and equipment	5	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,866)	(8,672)
(Increase)/decrease in notes receivable	(7,759)	2,386
Decrease in prepayments, deposits and other receivables	317	528
Decrease/(increase) in inventories	6,300	(5,270)
(Decrease)/increase in accounts payable	(3,400)	4,725
Increase in accruals and other payables	1,013	2,710
Decrease in bills payable	-	(535)
Increase/(decrease) in receipts in advance	834	(2,287)
(Decrease)/increase in VAT recoverable	(391)	471
Increase in income tax payable	1,746	181

Net cash generated from operating activities	3,863	954

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of property, plant and equipment	(5)	(333)
Acquisition of intangible assets	(2)	(60)

Net cash used in investing activities	(7)	(393)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in minority interests	88	-
Increase in amounts due to shareholders	2	-

Net cash generated from financing activities	90	-

Effect of exchange rate changes on cash	21	(7)

Net increase in cash and cash equivalents	3,967	554

Cash and cash equivalents at beginning of year	706	152

Cash and cash equivalents at end of year	$4,673	$706

SUPPLEMENTAL INFORMATION
Income taxes paid	$-	$-
Interest paid	$1	$127

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

On August 16, 2005, pursuant to an Agreement and Plan of Reorganization, T-Bay issued 18,550,000 shares of its common stock for all of Amber Link International Limited’s (“Amber Link”) and Wise Target International Limited’s (“Wise Target”) outstanding shares of common stock (the “Merger”). Amber Link and Wise Target are two of the owners of Shanghai Sunplus Communication Co. Ltd. (“Sunplus”). As of March 31, 2006, Wise Target owned a 74% interest and Amber Link owned a 21% interest in Sunplus. After the Merger and as of March 31, 2006, T-Bay indirectly owned a 95% interest in Sunplus.

Wise Target was incorporated on April 24, 2002 under the International Business Companies Act in the British Virgin Islands.

Amber Link was incorporated on May 10, 2002 under the International Business Companies Act in the British Virgin Islands.

Sunplus was established on October 17, 2002 under the laws of The People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices. During the two years ended March 31, 2006 and 2005, Sunplus was engaged in the design, production and sales of mobile phones in the PRC. Sunplus was owned by Wise Target (74%), Amber Link (21%) and Shanghai Fanna Industrial Product Design Co., Ltd (“Shanghai Fanna”) (5%). Sunplus commenced operations on May 1, 2003. At March 31, 2006, Sunplus has approximately 150 staff, mostly engineers and software programmers.

2. Summary of Significant Accounting Policies

(a) Basis of Preparation and Consolidation

The consolidated financial statements for the year ended March 31, 2006 include the financial statements of T-Bay and its subsidiaries (hereinafter, referred to individually or collectively as the “Company”) and are prepared in conformity with accounting principles generally accepted in the United States of America. All significant inter-company balances and transactions have been eliminated in consolidation.

For accounting purpose, the Merger is being reflected as a recapitalization of Amber Link and Wise Target, with Amber Link and Wise Target as the acquirers. The 18,550,000 T-Bay shares issued are treated as issued by Amber Link and Wise Target for cash and are shown as outstanding for all periods presented.

The consolidated balance sheet as of March 31, 2006 includes T-Bay, Wise Target, Amber Link and Sunplus. The consolidated statement of operations for the year ended March 31, 2006 includes Wise Target and Sunplus for the full year, Amber Link and T-Bay from August 16, 2005.  The consolidated statement of operations for the year ended March 31, 2005 includes Wise Target and Sunplus only.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2006

(b) Use of Estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation and allowance for doubtful receivables. Actual results could differ from those estimates.

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2006, the Company did not have any cash equivalents.

(d) Allowance for Doubtful Receivables

The Company recognizes an allowance for doubtful receivables to ensure accounts and other receivable are not overstated due to uncollectibility. Allowance for doubtful receivables is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional allowance for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted (See Note 3).

(e) Inventories

Inventories comprise raw materials, work in progress and finished goods and are stated at the lower of cost or market. Market value represents replacement cost for raw materials and net realizable value for finished goods and work in progress. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct materials, subcontracting charges and other overhead before the goods are ready for sale. Inventory costs do not exceed net realizable value.

(f) Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets, except for leasehold improvements, which are depreciated over their useful lives or the terms of their related leases, whichever is less. Expenditure for maintenance and repairs, which does not improve or extend the expected useful life of the assets, is expensed to operations while major repairs are capitalized.

Management estimates that property, plant and equipment have a 10% residual value, except for leasehold improvements. The estimated useful lives are as follows:

Leasehold improvements Over lease terms
Machinery 5 years
Office equipment 5 years
Motor vehicles 5 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of operations and comprehensive income.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2006

(g) Intangible Assets

Intangible assets consist of software and patents and are amortized using the straight-line method over their estimated useful life of 5 years.

(h) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of March 31, 2006, no impairment loss has been recognized.

(i) Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Group reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities arising from the operations of Sunplus in the PRC as of March 31, 2006.

Under current PRC tax laws, no tax is imposed in respect to distributions paid to owners except individual income tax.

(j) Revenue Recognition

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. Revenue from design services is recognized when earned on the basis of the terms specified in the underlying contractual agreements.

(k) Research and development costs

Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge which will be useful for developing new products or significantly enhancing existing products, and the implementation of such through design and testing of product alternatives. All expenses incurred in connection with the Company’s research and development activities are charged to current income. During the two years ended March 31, 2006 and 2005, research and development costs amounting to $176,000 and $73,000, respectively, were charged to operations and are included in cost of revenue.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2006

(l) Foreign Currency Transactions

The functional currencies of the Company are U.S. dollars, Hong Kong dollars and the Renminbi, and its reporting currency is U.S. dollars. The Company’s balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholder’s equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the consolidated statement of operations as incurred. The translation gain/loss for the years ended March 31, 2006 and 2005 was recorded as a separate component of stockholder’s equity.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

(m) Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Values of Financial Instruments”, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash, accounts, notes and other receivables, accounts payable, accruals and other payables, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations.

(n) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for the year, if dilutive. There are no common stock equivalents in 2005 and 2006. Shares issued in the Merger (see Notes 1 and 13) are presented as outstanding for all periods.

(o) Profit Appropriation

In accordance with PRC regulations, Sunplus is required to make appropriations to the statutory surplus reserve, based on after-tax net income determined in accordance with PRC GAAP. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the statutory public welfare fund and discretionary surplus reserve fund are made on the same basis as statutory surplus fund, normally at 5%-10% or higher rates and are generally optional at the discretion of the Board of Directors. Statutory surplus reserve is non-distributable other than in liquidation.

(p) Preferred stock

No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by our board of directors from time to time.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2006

3. Allowance for Doubtful Receivables

MARCH 31, 2006
(US$)

Balance, beginning of year	89
Additions	274

Balance, end of year	363

4. Inventories

As of March 31, 2006, inventories consisted of the following:

MARCH 31, 2006
(US$)

Raw materials	1,874
Work in progress	358
Finished goods	182

2,414

Less: allowance for losses	(432)

Total	1,982

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2006

5. Property, Plant and Equipment, Net

MARCH 31, 2006
(US$)
Cost
Leasehold improvements	-
Machinery	205
Office equipment	361
Motor vehicles	95

661
Accumulated depreciation
Leasehold improvements	-
Machinery	68
Office equipment	162
Motor vehicles	33

263
Carrying value
Leasehold improvements	-
Machinery	137
Office equipment	199
Motor vehicles	62

398

Depreciation expense for each of the years ended March 31, 2006 and 2005 was approximately $154,000 and $136,000, respectively.

6. Intangible Assets, Net

MARCH 31, 2006
(US$)
Cost
Software	63
Patents	3

66
Accumulated amortization
Software	24
Patents	1

25
Carrying value
Software	39
Patents	2

41

Amortization expense for each of the year ended March 31, 2006 and 2005 was approximately $13,000 and $12,000, respectively. The estimated amortization expense for the five years ending March 31, 2007, 2008, 2009, 2010 and 2011 amounts to approximately $13,00, $13,000, $13,000, $1,000 and $nil respectively.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2006

7. Income Taxes

Amber Link and Wise Target are not subject to income taxes in any tax jurisdiction.

No provision for income tax for T-Bay has been made as it incurred a loss for the year.

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

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	YEAR ENDED MARCH 31,
	2006	2005
	(US$)	$	(US$)

Income before income tax	12,369		6,156

Income tax on pretax income at statutory rate	4,205		1,662
Effect of different tax rates of subsidiary operating in other jurisdictions	(879)		-
Tax effect of non-deductible expenses	160		-
Tax effect of non-taxable income	(49)		-
Valuation allowance	64		-
Tax effect of exemption	(1,755)		(1,481)

Income tax	1,746		181

Sunplus is also subject to value-added tax (“VAT”), business tax and surtax.

As of March 31, 2006, T-Bay had accumulated net operating loss carryforwards for United States federal tax purposes of approximately of $4,876,000, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at March 31, 2006.  The net operating loss carryforwards expires in years 2012 through 2025.

As of March 31, 2006, deferred tax assets consist of:-

MARCH 31, 2006
(US$)

Net operating loss carryforwards	1,658
Less: valuation allowance	(1,658)
Net	-

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2006

8. Concentrations and Credit Risk

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, accounts and notes receivable.

At March 31, 2006, the Company had credit risk exposure of uninsured cash in banks of approximately $4,673,000.

A substantial portion of revenue was generated from one group of customers for the year ended March 31, 2006 and 2005.

The net sales to customers representing at least 10% of net total sales are as follows:

	YEAR ENDED MARCH 31,
	2006		2005
	(US$)%		(US$)%

Customer A	3,094	12	-
Customer B	2,175	9	24,056	71
Customer group A*	17,194	67	28,035	83

At March 31, 2006, this group of customers accounted for 69% of net accounts receivable. The accounts receivable had repayment terms of not more than eighteen months.

The following customers had balances greater than 10% of the total accounts receivable as of March 31, 2006:

	YEAR ENDED MARCH 31,
	2006
	(US$)%

Customer A	3,094	21
Customer C	1,996	13
Customer D	1,497	10
Customer group A*	10,300	69

* Customer A, B, C and D are in Customer group A

The Company does not require collateral to support financial instruments that are subject to credit risk.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2006

9. Retirement and Welfare Benefits

The full-time employees of Sunplus are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. Sunplus is required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $319,000 and $342,000 for the two years ended March 31, 2006 and 2005, respectively. Sunplus is required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees.

10. Credit facilities

As of March 31, 2006, there were no unused bank credit lines. The previous bank credit lines of approximately $6,237,000 expired in March 2006. The credit facilities were guaranteed by Cosun Group Co., Ltd. (“Cosun”), an unrelated third party and two of Cosun’s directors.

11. Related Party Transactions

The Group engages in business transactions with the following related parties:

(a)  Li Xiaofeng, a stockholder of T-Bay.

(b)  CECT, a customer of Sunplus. A director of Sunplus was also a director of CECT. (The director resigned as a director of Sunplus on July 22, 2004)

(c)  Li Meilian, a stockholder of T-Bay.

(d)  LEA Management Group LLC (“LEAM”), a stockholder of T-Bay.

(e)  Eric Xue, a director of Sunplus.

The Group has the following transactions and balances with related parties:

MARCH 31, 2006
(US$)
Other receivables
- Li Xiaofeng	9
- Eric Xue	6
15

Other payable - LEAM	25

Long-term liabilities
Other payable - Li Meilian	2,791
Other payable - Li Xiaofeng	773
3,564

The balances have no stated terms for repayment and are not interest bearing. The payables to Li Meilian and Li Xiaofeng are not repayable within the next twelve months.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2006

11. Related Party Transactions (continued)

	FOR THE YEAR ENDED MARCH 31,
	2006	2005
	(US$)	(US$)

Sales to CECT	-	10,471

During the year ended March 31, 2006, the Company paid $58,000 service fees to LEAM in respect of communications and consultancy services which were charged to operations.

12. Commitments and Contingencies

(a)  As of March 31, 2006, Sunplus leased office premises under an agreement expiring in 2008.

Rental expenses for the two years ended March 31, 2006 and 2005 amounted to $265,000 and $366,000, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

  The future minimum lease payments under the above-mentioned lease as of March 31, 2006 are as follows:

(US$)
Year Ending March 31,
2007	225
2008	187
412

(b)  Sunplus entered into a technology service contract with a customer for a period of three years starting from February 2003. Under this agreement, the Company paid customer service fees of $38,000 and $34,000 in the years ended March 31, 2006 and 2005, respectively, which were charged to operations. The agreement was early terminated February 2006.
(c)  As of March 31, 2006, Sunplus had capital commitments in relation to property, plant and equipment for a new office in the amount of $23,000.

(d)  Wise Target had a capital commitment contracted for but not contributed in respect of an investment in Sunplus amounting to approximately $97,000 (HK$756,000) at March 31,
2006. (See Note 15)
13. Common Stock

The number of shares of common stock presented as outstanding as of April 1, 2004 in the consolidated statement of changes in stockholders’ equity includes the shares issued by the Company as a result of the reorganization as described in Note 1. Details of the number of shares presented are as follows:

Number of shares

Outstanding shares as at April 1, 2004 prior to the reorganization	8,438,174

Issue of shares as payment for services	3,100,000
Issue of shares upon reverse merger	18,550,000

Number of shares of common stock presented in the consolidated statement of changes in stockholders’ equity as of April 1, 2004	30,088,174

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2006

14. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, "Share-Based Payment, an Amendment of SFAS No. 123."  SFAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for the Group on April 1, 2006.  The adoption of SFAS No. 123R is expected to have no material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets."  The Statement is an amendment of APB Opinion No. 29.  SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  SFAS No. 153 is effective for the year ending December 31, 2006. The adoption of SFAS No. 153 is expected to have no material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net earnings in the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes that may be made by T-Bay beginning in the year ending March 31, 2007; however, the Statement does not change the specific transition provisions of any existing or future accounting pronouncements. The adoption of SFAS No. 154 will have no immediate effect on the Company’s consolidated financial position and results of operations.

15. Subsequent Events

Subsequent to the balance sheet date on April 4, 2006, Wise Target contributed the remaining $97,000 to Sunplus. (See Note 12d)