Form 10QSB
period 2006-06-30
T BAY HOLDINGS INC
filed 2006-08-14
CIK 868689

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2006

☐

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

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).  Yes ☐     No ☒

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

As of August 9, 2006, the Company had 30,088,174 shares of common stock, $.001 par value issued and outstanding

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334 (9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary to make the interim financial statements not misleading have been included and such adjustments are of a normal recurring nature.  These financial statements should be read in conjunction with the consolidated financial statements of T-Bay for the year ended March 31, 2006 and notes thereto contained in the Form 10-KSB as filed with the Securities and Exchange Commission.  The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results for the full fiscal year ending March 31, 2007.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET

June 30, 2006

(In thousands of United States dollars)

	Note(s)	JUNE 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$4,577
Notes receivables		5,366
Accounts receivable, net		16,495
Prepayments, deposits and other receivables, net
Related parties	8	9
Third parties		547
Value Added Tax (“VAT”) recoverable		47
Inventories	3	2,024

Total current assets		29,065

PROPERTY, PLANT AND EQUIPMENT, NET	4	3,729

INTANGIBLE ASSETS, NET		40

TOTAL ASSETS		$32,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$2,392
Accruals and other payables
Related parties	8	25
Third parties		1,922
Receipts in advance		1,362
Income tax payable		2,377

Total current liabilities		8,078

LONG-TERM LIABILITIES
Due to shareholders	8	3,681

Total liabilities		11,759

MINORITY INTERESTS		1,251

COMMITMENTS AND CONTINGENCIES	9

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value $0.001, issued and outstanding Nil
Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding 30,088,174		30
Additional paid-in capital		1,462
Public welfare fund		809
Statutory surplus fund		1,617
Retained earnings		15,431
Accumulated other comprehensive income		475

Total stockholders’ equity		19,824

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$32,834

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2006 and 2005

(In thousands of United States dollars, except per share data)

	Note(s)	THREE MONTHS ENDED JUNE 30,
		2006	2005

NET REVENUE		$3,862	$3,098

COST OF REVENUE		641	1,444

GROSS PROFIT		3,221	1,654

OPERATING EXPENSES
Selling expenses		34	40
General and administrative expenses		714	741

TOTAL OPERATING EXPENSES		748	781

INCOME FROM OPERATIONS		2,473	873

OTHER INCOME		1	12
INTEREST EXPENSE		(3)	-

INCOME BEFORE INCOME TAX AND MINORITY INTERESTS		2,471	885

INCOME TAX: CURRENT	5	(438)	(133)

INCOME BEFORE MINORITY INTERESTS		2,033	752

MINORITY INTERESTS		105	(196)

NET INCOME		1,928	556

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		59	-

COMPREHENSIVE INCOME		$1,987	$556

WEIGHTED AVERAGE NUMBER OF SHARES (in thousand)		30,088	26,988

EARNINGS PER SHARE (in dollars)		$0.06	$0.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended June 30, 2006

(In thousands of United States dollars)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	PUBLIC WELFARE FUND	STATUTORY SURPLUS FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares

Balance, March 31, 2006	30,088,174	$ 30	$ 1,462	$ 809	$ 1,617	$ 13,503	$ 416	$ 17,837
Net income	-	-	-	-	-	1,928	-	1,928
Foreign currency translation adjustment	-	-	-	-	-	-	59	59
Balance, June 30, 2006	30,088,174	$ 30	$ 1,462	$ 809	$ 1,617	$ 15,431	$ 475	$ 19,824

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended June 30, 2006 and 2005

 (In thousands of United States dollars)

	FOR THE THREE MONTHS ENDED JUNE 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,928	$556
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation	26	41
Amortization	3	3
Minority interests	105	196
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,854)	(987)
Decrease in notes receivable	2,414	-
Decrease in prepayments, deposits and other receivables	28	243
(Increase)/decrease in inventories	(37)	253
Decrease in accounts payable	(108)	(1,127)
Increase in accruals and other payables	298	131
(Decrease)/increase in receipts in advance	(91)	1,095
Increase in VAT recoverable	(28)	(428)
Increase in income tax payable	438	133

Net cash generated from operating activities	3,122	109

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(3,355)	(1)
Acquisition of intangible assets	(2)	(1)

Net cash used in investing activities	(3,357)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in minority interests	6	-
Increase in amounts due to shareholders	117	-

Net cash generated from financing activities	123	-

Effect of exchange rate changes on cash	16	-

Net (decrease)/increase in cash and cash equivalents	(96)	107

Cash and cash equivalents at beginning of period	4,673	706

Cash and cash equivalents at end of period	$4,577	$813

SUPPLEMENTAL INFORMATION
Income taxes paid	$-	$-
Interest paid	$3	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

1.  The Company and subsidiaries

T-Bay Holdings, Inc. (the “Company” or T-Bay) was incorporated under the laws of the State of Utah on August 8, 1984 as “Sharus Corporation” with authorized common stock of 50,000,000 shares with a par value of $0.001.  On June 13, 1989, the domicile of the Company was changed to the State of Nevada in connection with a name change to “Golden Quest, Inc.”.  On January 7, 2002, its name was changed to “T-Bay Holdings, Inc.” as part of a reverse stock split of 400 shares of outstanding stock for one share and on November 23, 2004, the Company increased its authorized common stock to 100,000,000 shares with a par value of $.001 as part of a reverse stock split of 20 outstanding shares for one share.

The principal business activity of T-Bay was locating and recovery of archeological artifacts, precious metals, and other valuables from shipwrecks.  During 1992, T-Bay abandoned its operations and became inactive.  T-Bay was considered in the development stage after 1992.

On August 16, 2005, pursuant to an Agreement and Plan of Reorganization, T-Bay issued 18,550,000 shares of its common stock for all of Amber Link International Limited’s (“Amber Link”) and Wise Target International Limited’s (“Wise Target”) outstanding shares of common stock (the “Merger”).  Amber Link and Wise Target are two of the owners of Shanghai Sunplus Communication Co. Ltd. (“Sunplus”).  As of March 31, 2006, Wise Target owned a 74% interest and Amber Link owned a 21% interest in Sunplus.  After the Merger and as of June 30, 2006, T-Bay indirectly owns a 95% interest in Sunplus.

Wise Target was incorporated on April 24, 2002 under the International Business Companies Act in the British Virgin Islands.

Amber Link was incorporated on May 10, 2002 under the International Business Companies Act in the British Virgin Islands.

Sunplus was established on October 17, 2002 under the laws of The People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices.  During the two quarters ended June 30, 2006 and 2005, Sunplus was engaged in the design, production and sales of mobile phones in the PRC.  Sunplus was owned by Wise Target (74%), Amber Link (21%) and Shanghai Fanna Industrial Product Design Co., Ltd (“Shanghai Fanna”) (5%).  Sunplus commenced operations on May 1, 2003.  At June 30, 2006, Sunplus has approximately 150 staff, mostly engineers and software programmers.

2. Summary of Significant Accounting Policies

(a) Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary to make the interim financial statements not misleading have been included and such adjustments are of a normal recurring nature.  These financial statements should be read in conjunction with the consolidated financial statements of T-Bay for the year ended March 31, 2006 and notes thereto contained in the Form 10-KSB as filed with the Securities and Exchange Commission.  The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results for the full fiscal year ending March 31, 2007.

(b) Basis of Consolidation

The unaudited consolidated balance sheet as of June 30, 2006 and the unaudited consolidated statement of operations for the three months ended June 30, 2006 includes T-Bay, Wise Target, Amber Link and Sunplus. The unaudited consolidated statement of operations for the three months ended June 30, 2005 includes Wise Target and Sunplus only.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

2. Summary of Significant Accounting Policies - continued

(c) Earnings Per Share

The unaudited consolidated balance sheet as of June 30, 2006 and the unaudited consolidated statement of operations for the three months ended June 30, 2006 includes T-Bay, Wise Target, Amber Link and Sunplus. The unaudited consolidated statement of operations for the three months ended June 30, 2005 includes Wise Target and Sunplus only.

3. Inventories

As of June 30, 2006, inventories consisted of the following:

JUNE 30, 2006
US$’000

Raw materials	1,867
Work in progress	437
Finished goods	182
2,486
Less: allowance for losses	(462)
Total	2,024

4. Property, Plant and Equipment, Net

JUNE 30, 2006
US$’000
Cost
Machinery	3,558
Office equipment	365
Motor vehicles	95
4,018
Accumulated depreciation
Machinery	78
Office equipment	175
Motor vehicles	36
289
Carrying value
Machinery	3,480
Office equipment	190
Motor vehicles	59
3,729

5. Income Taxes

Amber Link and Wise Target are not subject to income taxes in any tax jurisdiction.

No provision for income tax for T-Bay has been made as it incurred a loss for the period.

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

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

5. Income Taxes – continued

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:

	THREE MONTHS ENDED JUNE 30
	2006	2005
	US$’000	US$’000

Income before income tax	2,471	885

Income tax on pretax income at statutory rate	840	301
Effect of different tax rates of subsidiary
operating in other jurisdictions	(177)	(62)
Tax effect of non-deductible expenses	177	27
Tax effect of non-taxable income	7	-
Valuation allowance	22	-
Tax effect of exemption	(431)	(133)
Income tax	438	133

Sunplus is also subject to value-added tax (“VAT”), business tax and surtax.

As of June 30, 2006, T-Bay had accumulated net operating loss carryforwards for United States federal income tax purposes of approximately of $4,941,000, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at June 30, 2006.  The net operating loss carryforwards expire in years 2012 through 2025.

As of June 30, 2006, deferred tax assets consist of:

JUNE 30, 2006
US$’000

Net operating loss carryforwards	1,680
Less: valuation allowance	(1,680)
Net	-

6. Concentrations and Credit Risk

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

At June 30, 2006, the Company had credit risk exposure of uninsured cash in banks of approximately $4,577,000.

A substantial portion of revenue was generated from one group of customers for the three months ended June 30, 2006 and 2005.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

6. Concentrations and Credit Risk - continued

The net sales to customers representing at least 10% of net total sales are as follows:

	THREE MONTHS ENDED JUNE 30,
	2006		2005
	US$’000%		US$’000%
Customer A	1,499	39	-	-
Customer B	753	19	1,849	60
Customer C	625	16	-	-
Customer D	563	15	-	-
Customer E	-	-	637	21
Customer group A*	1,188	31	-	-

At June 30, 2006, this group of customers accounted for 60% of net accounts receivable. The accounts receivable had repayment terms of not more than eighteen months.

The following customers had balances greater than 10% of the total accounts receivable as of June 30, 2006:

	JUNE 30, 2006
	US$’000%
Customer A	1,884	11
Customer F	2,621	16
Customer G	2,127	13
Customer H	1,751	11
Customer group A*	10,160	60

* Customer C, D, F and G are in Customer group A

The Company does not require collateral to support financial instruments that are subject to credit risk.

7. Retirement and Welfare Benefits

The full-time employees of Sunplus are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan.  Sunplus is required to accrue the employer portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $52,000 and $60,000 for the three months ended June 30, 2006 and 2005, respectively.  Sunplus is required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits.  The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees.

8. Related Party Transactions

The Group engages in business transactions with the following related parties:

a. Li Xiaofeng, a stockholder of T-Bay.

b. Li Meilian, a stockholder of T-Bay.

c. LEA Management Group LLC (“LEAM”), a stockholder of T-Bay.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

8. Related Party Transactions –continued

The Group has the following transactions and balances with related parties:

JUNE 30, 2006
US$’000

Other receivables – Li Xiaofeng	9

Other payable – LEAM	25

Long-term liabilities
Other payable – Li Meilian	2,908
Other payable – Li Xiaofeng	773
3,681

The balances have no stated terms for repayment and are not interest bearing. The payables to Li Meilian and Li Xiaofeng are not repayable within the next twelve months.

During the three months ended June 30, 2006, the Company paid $15,000 service fees to LEAM in respect of communications and consultancy services which were charged to operations.

9. Commitments and Contingencies

a.

As of June 30, 2006, Sunplus leased office premises under an agreement expiring in 2008.

Rental expenses for the three months ended June 30, 2006 and 2005 amounted to $56,000 and $76,000, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

The future minimum lease payments under the above-mentioned lease as of June 30, 2006 are as follows:

US$’000
Year Ending March 31,
2007	169
2008	188
356

b.

As of June 30, 2006, Sunplus had capital commitments in relation to property, plant and equipment in the amount of $650,000.

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

Facilities

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

Employees

Sunplus currently has about 150 employees.

RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Overview

For the three months ended June 30, 2006, our net revenue increased by US$764,000 from US$3,098,000 to US$3,862,000, which represented a 24.7% growth. Our net income increased by US$1,372,000 from US$556,000 to US$1,928,000, which represented a 246.8% growth. Revenue from design services, which generally has a higher profit margin than selling whole mobile handsets, continuously increased significantly. We reported per share earning of US$ 0.06 in three months ended June 30, 2006.

Net Revenue

(in thousand US dollars)
	Growth	Amount	%	Amount	%
Sales of components and handsets		422	10.9	1,208	39.0
Revenue from design services		3,440	89.1	1,890	61.0
NET REVENUE		3,862	100.0	3,098	100.0

Our net revenue was US$3,862,000 for the three months ended June 30, 2006, an increase of US$764,000, or 24.7%, from US$3,098,000 for the three months ended June 30, 2005.  Revenue from sales of mobile handsets and components was US$422,000 compared to US$1,208,000 in the same period of last fiscal year, representing a 65.1% decrease, while the revenue from design services jumped to US$3,440,000 from US$1,890,000 in the same period of last fiscal year. Revenue from design services increased significantly by US$1,550,000, or 82.0%.

The percentage of revenue from sales of handsets decreased to 10.9% from 39.0% for the same period of last fiscal year.  Since March 2005, to better utilize our resources, we decided to focus on revenue from design services rather than manufacturing and selling whole mobile handsets for our clients. If necessary, we coordinate the production services provided by third parties to our clients.  We believe this will enable us to shift our resources from manufacturing and logistics to R&D and design services, which are our core strengths. We proposed our new business model to existing customers and most of them readily accepted it.

Detailed information on sale of mobile handsets and components

Sale of products decreased significantly from US$1,208,000 to US$422,000. The 65.1% decrease was mainly due to the change in business model of the company as mentioned above.

Most of the mobile handsets were sold in the domestic Chinese market during three months ended June 30, 2006. Our products were also sold to overseas market by our sales agent.

Detailed information on revenue from design services

Revenue from design services, which increased significantly from US$1,890,000 to US$3,440,000, represented a 82.0% growth.

Our newly introduced solutions series of 9701, 9108, 9109/9110, as well as series of 9107, were popular in the market. Most solutions have functions of handwriting recognition, blue tooth, MP3, MPEG4 3GP, WAP, FM radio, USB&T-Flash, MMS and CMOS. Products with our design solutions were competitive.

For the three months ended June 30, 2006, revenue from design services represented 89.1% of total revenue, while revenue from manufacturing was 10.9%, compared to 61.0% from design services and 39.0% from manufacturing in the some period of 2005.  We anticipate we will continue to pursue this business model in the near future.

Cost of Revenue

For the three months ended June 30, 2006, the cost of revenue declined to US$641,000 from US$1,444,000 for three months ended June 30, 2005, representing a 55.6% decrease.  Cost of revenue primarily consisted of the purchase cost of raw and processed materials and indirect cost of R&D and quality control.

The significant decline came mainly from the decrease in purchase of raw materials as a result of change of business model. The portion of revenues from sale of handsets and components, which cost more than design, decreased significantly. Except for key materials such as chipsets and PCB blank boards, we don’t have to purchase raw materials as much as we used to, which greatly reduced our cost for raw material purchasing, and also contributed to a reduced cost of revenue.

Gross profit

Our gross profit was US$3,221,000 for the three months ended June 30, 2006 compared to US$1,654,000 for the three months ended June 30, 2005, representing a 94.7% growth. The strong increase in gross profit was mainly attributed to the increase of revenue from design services, which has higher profit margins than the manufacturing and sales of mobile handsets.

Operating Expenses

Operating expenses consists of selling expenses and general and administrative (G&A) expenses. For the three months ended June 30, 2006, operating expenses were US$748,000, compared to US$781,000 for the same period of last year, representing a 4.2% decrease.

Detailed information of operating expenses for the three months ended June 30, 2006 is as follows:

	Three months ended June 30 (US$’000)
	2006		2005
	Amount	% of net revenue	Amount	% of net revenue

Operating Expenses	748	19.4%	781	25.2%
Selling Expenses	34	0.9%	40	1.3%
G&A expenses	714	18.5%	741	23.9%

Operating expenses during the three months ended June 30, 2006 were US$748,000, 19.4% of revenue, compared to US$781,000 for the three months ended June 30, 2005.

Selling expenses decreased from US$40,000 to US$34,000. Marketing-related expenses stayed at the same level as the management usually did less advertising and exhibition in the first fiscal quarter.

G&A expenses were US$714,000, 18.5% of revenue, compared to US$741,000 in the same period of last year. Operating expenses decreased because of the decrease in salaies and allowances as there were less staffs.

Interest Expense

For the three months ended June 30, 2006, we had sufficient cash to meet obligations, and therefore, do not need to use our credit lines offered by local banks and other parties. As of June 30, 2006 we have no credit lines. We have incurred US$3,000 interest expenses during the three months ended June 30, 2006. We have not incurred any interest expense during the same period in last fiscal year.

Minority Interests

Minority interests represent the portion of Sunplus’ income that we do not own.  For three months ended in June 30, 2005, the minority interests were attributable to the minority interests owned by Amber Link and Shanghai Fanna, which was 25% of equity interest in Sunplus. For the three months ended June 30, 2006, minority interests were attributable to the minority interest owned by Shanghai Fanna only, which was 5% of equity interest in Sunplus.

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

For the three months ended June 30, 2006, Sunplus made an income tax provision of US$438,000 in total, compared to US$133,000 in the same period of last fiscal year.

Net income

As a result of the above items, net income was US$1,928,000 for the three months ended June 30, 2006 compared to US$556,000 for the three months ended June 30, 2005, representing 246.8% growth. The growth is mainly the result of significant increase of income from design services, which has higher profit margin than the sale of products.

Earnings per share

We reported earnings per share of US$0.06, based on 30,088,174 outstanding weighted shares. Our outstanding common stock was 30,088,174 as of June 30, 2006. We do not have any preferred stock issued or outstanding warrants or options.

LIQUIDITY AND CAPITAL RESOURCES

Assets

Cash and cash equivalents

Three months ended
June 30, 2006
Cash and cash equivalents	US$4,577,000

Cash equivalents amounted to US$4,577,000 as of June 30, 2006.

Liabilities

Three months ended
June 30, 2006
Liabilities	US$11,759,000

Our total liabilities as of June 30, 2006 were US$11,759,000, which consisted of US$8,078,000 in current liabilities and US$3,681,000 in long-term liabilities.

Long term liabilities amounted to US$3,681,000 as of June 30, 2006, all of which were liabilities due to shareholders.

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

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K

None.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document	Location

1	31.1	Certification of the Principal Executive Officer
		pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

2.	31.2	Certification of the Principal Financial Officer
		pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

3	32.1	Certification of the Principal Executive Officer
		pursuant to U.S.C. Section 1350 as adopted pursuant
		to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

4	32.2	Certification of the Principal Financial Officer
		pursuant to U.S.C. Section 1350 as adopted pursuant
		to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

   T-BAY HOLDINGS, INC.

Date: August 12, 2006

By: /s/ Xiaofeng Li

Xiaofeng Li, Chief Executive Officer

Date:  August 12, 2006

By: /s/ Murry Zuhe Xiao

Murry Zuhe Xiao, Chief Financial Officer