Form 10QSB
period 2006-09-30
T BAY HOLDINGS INC
filed 2006-11-14
CIK 868689

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2006

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

As of November 9, 2006, the Company had 30,088,174 shares of common stock, $.001 par value issued and outstanding

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

 T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET

September 30, 2006

(In thousands of United States dollars)

	Note(s)	SEPTEMBER 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$657
Accounts receivable, net		20,455
Prepayments, deposits and other receivables, net
Related parties	8	9
Third parties		1,204
Value added tax (“VAT”) recoverable		56
Inventories	3	2,431

Total current assets		24,812

PROPERTY, PLANT AND EQUIPMENT, NET	4	4,259

INTANGIBLE ASSETS, NET		37

PREPAYMENT FOR PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS		10,018

TOTAL ASSETS		$39,126

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$2,287
Accruals and other payables
Related parties	8	25
Third parties		3,516
Receipts in advance		2,281
Income tax payable		2,935

Total current liabilities		11,044

LONG-TERM LIABILITIES
Due to shareholders	8	3,860

Total liabilities		14,904

MINORITY INTERESTS		1,477

COMMITMENTS AND CONTINGENCIES	9

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value $0.001, issued and outstanding Nil
Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding 30,088,174		30
Additional paid-in capital		1,462
Public welfare fund		809
Statutory surplus fund		1,617
Retained earnings		18,081
Accumulated other comprehensive income		746

Total stockholders’ equity		22,745

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$39,126

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and six months ended September 30, 2006 and 2005

(In thousands of United States dollars, except number of shares)

		THREE MONTHS ENDED		SIX MONTHS ENDED
	Note(s)	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005

NET REVENUE		$ 10,798	$ 8,335	$ 14,660	$ 11,433

COST OF REVENUE		(6,385)	(4,513)	(7,026)	(5,957)

GROSS PROFIT		4,413	3,822	7,634	5,476

OPERATING EXPENSES
Selling expenses		43	46	77	86
General and administrative expenses		1,046	755	1,760	1,495

TOTAL OPERATING EXPENSES		1,089	801	1,837	1,581

INCOME FROM OPERATIONS		3,324	3,021	5,797	3,895

OTHER INCOME		3	1	4	13

INTEREST EXPENSE		(2)	-	(5)	-

INCOME BEFORE INCOME TAX AND MINORITY INTERESTS		3,325	3,022	5,796	3,908

INCOME TAX: CURRENT	5	(531)	(420)	(969)	(553)

INCOME BEFORE MINORITY INTERESTS		2,794	2,602	4,827	3,355

MINORITY INTERESTS		(144)	(134)	(249)	(172)

NET INCOME		2,650	2,468	4,578	3,183

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		271	340	330	340

COMPREHENSIVE INCOME		$ 2,921	$ 2,808	$ 4,908	$ 3,523

WEIGHTED AVERAGE NUMBER OF SHARES		30,088	29,911	30,088	28,453

EARNINGS PER SHARE		$ 0.09	$ 0.08	$ 0.15	$ 0.11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended September 30, 2006

(In thousands of United States dollars)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	PUBLIC WELFARE FUND	STATUTORY SURPLUS FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares

Balance, April 1, 2006	30,088,174	$ 30	$ 1,462	$ 809	$ 1,617	$ 13,503	$ 416	$ 17,837
Net income	-	-	-	-	-	4,578	-	4,578
Foreign currency translation adjustment	-	-	-	-	-	-	330	330
Balance, September 30, 2006	30,088,174	$ 30	$ 1,462	$ 809	$ 1,617	$ 18,081	$ 746	$ 22,745

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended September 30, 2006 and 2005

 (In thousands of United States dollars)

	FOR THE SIX MONTHS ENDED SEPTEMBER 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,578	$3,183
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation	209	78
Amortization	7	7
Minority interests	249	172
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,647)	(7,544)
Decrease in notes receivable	7,869	-
(Increase)/decrease in prepayments, deposits
and other receivables	(549)	108
(Increase)/decrease in inventories	(421)	4,085
Decrease in accounts payable	(242)	(1,862)
Increase in accruals and other payables	1,876	261
Increase in receipts in advance	810	729
Decrease in VAT recoverable	(37)	(203)
Increase in income tax payable	974	555

Net cash generated from/(used in) operating activities	9,676	(431)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of property, plant and equipment	(4,064)	(2)
Acquisition of intangible assets	(2)	(2)
Deposit paid for property, plant and equipment
and intangible assets	(10,018)	-

Net cash used in investing activities	(14,084)	(4)

CASH FLOWS FROM FINANCING ACTIVITY
Increase in amounts due to shareholders	297	2

Net cash generated from financing activity	297	2

Effect of exchange rate changes on cash	95	17

Net decrease in cash and cash equivalents	(4,016)	(416)

Cash and cash equivalents at beginning of period	4,673	706

Cash and cash equivalents at end of period	$657	$290

SUPPLEMENTAL INFORMATION
Income taxes paid	$-	$-
Interest paid	$5	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

On August 16, 2005, pursuant to an Agreement and Plan of Reorganization, T-Bay issued 18,550,000 shares of its common stock for all of Amber Link International Limited’s (“Amber Link”) and Wise Target International Limited’s (“Wise Target”) outstanding shares of common stock (the “Merger”).  Amber Link and Wise Target are two of the owners of Shanghai Sunplus Communication Co. Ltd. (“Sunplus”).  As of September 30, 2006, Wise Target owned a 74% interest and Amber Link owned a 21% interest in Sunplus.  After the Merger and as of September 30, 2006, T-Bay indirectly owns a 95% interest in Sunplus.

Wise Target was incorporated on April 24, 2002 under the International Business Companies Act in the British Virgin Islands.

Amber Link was incorporated on May 10, 2002 under the International Business Companies Act in the British Virgin Islands.

Sunplus was established on October 17, 2002 under the laws of The People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices.  During the three and six months ended September 30, 2006 and 2005, Sunplus was engaged in the design, production and sales of mobile phones in the PRC.  Sunplus was owned by Wise Target (74%), Amber Link (21%) and Shanghai Fanna Industrial Product Design Co., Ltd (“Shanghai Fanna”) (5%).  Sunplus commenced operations on May 1, 2003.  At September 30, 2006, Sunplus has approximately 155 staff, mostly engineers and software programmers.

2. Summary of Significant Accounting Policies

(a) Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary to make the interim financial statements not misleading have been included and such adjustments are of a normal recurring nature.  These financial statements should be read in conjunction with the consolidated financial statements of T-Bay for the year ended March 31, 2006 and notes thereto contained in the Form 10-KSB as filed with the Securities and Exchange Commission.  The results of operations for the three and six months ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year ending March 31, 2007.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2006

(b) Basis of Consolidation

The unaudited consolidated balance sheet as of September 30, 2006 and the unaudited consolidated statements of operations for the three months and six months ended September 30, 2006 and 2005 include T-Bay, Wise Target, Amber Link and Sunplus.

(c) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for the year, if dilutive.  There are no common stock equivalents. Shares issued in the Merger (see Note 1) are presented as outstanding for all periods.

3. Inventories

As of September 30, 2006, inventories consisted of the following:

SEPTEMBER 30, 2006
US$’000

Raw materials	1,992
Work in progress	715
Finished goods	191
2,898

Less: allowance for losses	(467)

Total	2,431

4. Property, Plant and Equipment, Net

SEPTEMBER 30, 2006
US$’000
Cost
Machinery	4,263
Office equipment	374
Motor vehicles	96

4,733
Accumulated depreciation
Machinery	244
Office equipment	189
Motor vehicles	41

474
Carrying value
Machinery	4,019
Office equipment	185
Motor vehicles	55

4,259

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2006

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

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005
	US$’000	US$’000	US$’000	US$’000

Income before income tax	$ 3,325	$ 3,022	$ 5,796	$ 3,908

Income tax on pretax income at statutory rate	1,131	1,027	1,971	1,329
Effect of different tax rates of subsidiary operating in other jurisdictions	(238)	(211)	(416)	(274)
Tax effect of non-deductible expenses	138	24	323	51
Valuation allowance	26	-	48	-
Tax effect of exemption	(526)	(420)	(957)	(553)

Income tax expense	$ 531	$ 420	$ 969	$ 553

Sunplus is also subject to value-added tax (“VAT”), business tax and surtax.

As of September 30, 2006, T-Bay had accumulated net operating loss carryforwards for United States federal income tax purposes of approximately of $5,018,000, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at September 30, 2006.  The net operating loss carryforwards expire in years 2012 through 2025.

As of September 30, 2006, deferred tax assets consist of:-

SEPTEMBER 30, 2006
US$’000

Net operating loss carryforwards	1,706
Less: valuation allowance	(1,706)
Net	-

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2006

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

At September 30, 2006, the Company had credit risk exposure of uninsured cash in banks of approximately $657,000.

A substantial portion of revenue was generated from one group of customers for the three and six months ended September 30, 2006 and 2005.

The net sales to customers representing at least 10% of net total sales are as follows:

	FOR THE THREE MONTHS ENDED				FOR THE SIX MONTHS ENDED
	SEPTEMBER 30, 2006		SEPTEMBER 30, 2005		SEPTEMBER 30, 2006		SEPTEMBER 30, 2005
	US$’000%		US$’000%		US$’000%		US$’000%

Customer A*	1,140	11	989	12	1,140	8	989	9
Customer B	1,164	11	-	-	1,164	8	-	-
Customer C	1,102	10	-	-	1,102	8	-	-
Customer D	3,731	35	-	-	3,731	25	-	-
Customer E	-	-	-	-	1,499	10	-	-
Customer F*	1,042	10	1,718	21	1,605	11	1,718	15
Customer Group A	2,182	21	2,707	33	2,745	19	2,707	24

At September 30, 2006, Customer Group A accounted for 41% of net accounts receivable.  The accounts receivable had repayment terms of not more than eighteen months.

The following customers had balances greater than 10% of the total gross accounts receivable as of September 30, 2006:

	SEPTEMBER 30, 2006
	US$’000%

Customer A*	2,911	14
Customer B	3,315	16
Customer F*	2,244	11
Customer G*	2,651	13
Customer H	2,229	11

* Customers A, F and G are in Customer group A

The Company does not require collateral to support financial instruments that are subject to credit risk.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2006

7. Retirement and Welfare Benefits

The full-time employees of Sunplus are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan.  Sunplus is required to accrue the employer portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $65,000 and $121,000 for the three and six months ended September 30, 2006 and $66,000 and $126,000 for the three and six months ended September 30, 2005, respectively.  Sunplus is required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits.  The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees.

8. Related Party Transactions

The Group engages in business transactions with the following related parties:

a. Li Xiaofeng, a stockholder of T-Bay.

b. Li Meilian, a stockholder of T-Bay.

c. LEA Management Group LLC (“LEAM”), a stockholder of T-Bay.

The Group had the following transactions and balances with related parties:-

SEPTEMBER 30, 2006
US$’000

Other receivables – Li Xiaofeng	9

Other payable – LEAM	25

Long-term liabilities
Other payable – Li Meilian
Other payable – Li Xiaofeng	3,087
773
3,860

The balances have no stated terms for repayment and are not interest bearing.  The payables to Li Meilian and Li Xiaofeng are not repayable within the next twelve months.

During the three and six months ended September 30, 2006 and 2005, the Company paid $15,000 and $30,000, and $15,000 and $15,000, respectively, service fees to LEAM in respect of communications and consultancy services which were charged to operations.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2006

9. Commitments and Contingencies

a.

As of September 30, 2006, Sunplus leased office premises under an agreement expiring in 2008.

Rental expenses for the three and six months ended September 30, 2006 amounted to $77,000 and $133,000, respectively.  Rental expenses for the three and six months ended September 30, 2005 amounted to $102,000 and $178,000, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

The future minimum lease payments under the above-mentioned lease as of September 30, 2006 are as follows:-

US$’000
Year Ending March 31,
2007	114
2008	190
304

c.

As of September 30, 2006, Sunplus had capital commitments in relation to property, plant and equipment and land use rights in the amount of $6,095,000.

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

We conduct our business through our 95% owned subsidiary, Shanghai Sunplus Communication Technology Co., Ltd., a Sino-foreign joint venture established in China in 2002, which provides a wide span of mobile handset design and other services to leading mobile handset brand owners in China.  Sunplus also provides total solution services to its customers, starting from new product concept identification, handset exterior design, hardware and software design, material procurement, production, and after-sale maintenance services. Customers include Beijing Jiasheng Ruitong Electronic Co.,Ltd., Huizhou Qiao Xing Famous Technology Co., Ltd., Shenzhen Feihu Communication Co.,Ltd., Shenzhen LaiDi Electronics Co., Ltd. and Huizhou Liyin Electronics Co., Ltd.

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

We paid deposits of US$10,018,000 for two land use rights together with two factories and two dormitory buildings with total area of 254,435 sq.m in Jinfeng Development Zone in Fujian Province for our future development. As of September 30, 2006, the technology zone was under construction.

Employees

Sunplus currently has about 150 employees.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Overview

For the three months ended September 30, 2006, our net revenue increased by US$2,463,000 from US$8,335,000 to US$10,798,000, which represented a 29.6% growth as compared with the same period last year. Our net income increased by US$182,000 from US$2,468,000 to US$2,650,000, which represents a 7.4% growth. We reported per share earnings of US$ 0.09 in three months ended September 30, 2006.

Net Revenue

Three months ended September 30  (US$’000)

(in thousand US dollars)		2006		2005
	Growth	Amount	%	Amount	%
Sales of components and handsets	93.0%	6,509	60.3	3,372	40.5
Revenue from design services	-13.6%	4,289	39.7	4,963	59.5
NET REVENUE	29.6%	10,798	100.0	8,335	100.0

Our net revenue was US$10,798,000 for the three months ended September 30, 2006, an increase of US$2,463,000, or 29.6%, from US$8,335,000 for the three months ended September 30, 2005.  Revenue from sales of mobile handsets and components was US$6,509,000 compared to US$3,372,000 in the same period of the last fiscal year, representing a 93.0% increase, while the revenue from design services decreased to US$4,289,000 from US$4,963,000 in the same period of the last fiscal year, representing a 13.6% decrease.

The percentage of revenue from sales of handsets and components increased to 60.3% from 40.5% for the same period of the last fiscal year.  Since March 2005, to better utilize our resources, we decided to focus on revenue from design services rather than manufacturing and selling whole mobile handsets for our clients. If necessary, we coordinate the production services provided by third parties to our clients. We believe this will enable us to shift our resources from manufacturing and logistics to R&D and design services, which are our core strengths. We proposed our new business model to existing customers and most of them readily accepted it.

Detailed information on sale of mobile handsets and components

Sale of products increased from US$3,372,000 to US$6,509,000. The 93.0% increase was mainly due to the growth in sales of PCB and PCBA Boards, a key component in mobile handset manufacture.

We manufacture PCB and PCBA Boards according to our customer’s special requests. Besides the amount of revenue from selling PCB and PCBA Boards to our customers, we charge royalty fees by the number of PCB and PCBA Boards we provide. We manufactured more PCB and PCBA Boards for our customer for the three months ended September 30, 2006 compared to the same period in 2005. The increase in sales of PCB and PCBA Boards led to the increase in sale of components and handsets.

The sale in mobile handsets took only 9% in sales of components and handsets. Since March 2006, our products have been sold in the overseas market by our sales agent.

Detailed information on revenue from design services

Revenue from design services decreased slightly to US$4,289,000 from US$4,963,000, represented a 13.6 % decline. For the three months ended September 30, 2006, revenue from design services represented 39.7% of total revenue, while revenue from sales of components and handsets was 60.3%, compared to 59.5% from design services and 40.5% from sales of handsets and components in the same period of 2005.

The decrease in the percentage revenue from design services was because some customers during the period have placed orders for both design solutions and the production of PCB and PCBA boards.

Some of our popular models such as series 9701/9702, 9109, 9110, along with new solution of 9501, are still selling well.  A large portion of our royalty fees, which accounted for about 77.1% of our design fee revenue, was generated from these models. Therefore, some of the customers are shifting their new phone design orders to the Oct-Dec quarter when it is the holiday peak season. Extended solutions of these models will be introduced to the market in about 6 months.

On the other hand, during the quarter ended September 30, 2006, we introduced three new design solutions of 9501, 2702, 2708 series to the market place.  We have withheld the development of other three new model series because we believe one of our chipset platform providers may shift its business focus from baseband digital signaling business to other products. We have been actively looking for new partners since June 2006 and started cooperation with VIA Technologies Inc. Ltd. to develop mobile handsets for china market. Solutions based on VIA solutions have been completed in October and products will be sold in November 2006.

Cost of Revenue

For the three months ended September 30, 2006, the cost of revenue increased to US$6,385,000 from US$4,513,000 for three months ended September 30, 2005, representing a 41.5% increase. The increase was mainly attributed to growth in the manufacture of PCB and PCBA Boards. We manufactured more PCB and PCBA Boards for our customers and thus resulted in the increase of cost of revenue.

Gross profit

Our gross profit was US$4,413,000 for the three months ended September 30, 2006 compared to US$3,822,000 for the three months ended September 30, 2005, represented a 15.5% growth. The increase in gross profit resulted from the increase in revenue from sales of PCB and PCBA Boards.

Operating Expenses

Operating expenses consist of selling expenses and general and administrative (G&A) expenses. For the three months ended September 30, 2006, operating expenses were US$1,089,000, compared to US$801,000 for the same period of last year, represented a 36.0% increase, mainly because of the increase in G&A expenses.

Detailed information in respect of operating expenses for the three months ended September 30, 2006 is as follows:

Three months ended September 30  (US$’000)

		2006		2005
			% of net		% of net
	Growth	Amount	revenue	Amount	revenue

Operating Expenses	36.0%	1,089	10.1%	801	9.6%
Selling Expenses	-6.5%	43	0.4%	46	0.6%
G&A expenses	38.5%	1,046	9.7%	755	9.1%

Selling expenses decreased from US$46,000 to US$43,000. Marketing-related expenses stayed at the same level as management did less advertising and exhibitions in the second fiscal quarter.

G&A expenses were US$1,046,000, 9.7% of revenue, compared to US$755,000 in the same period of last year, represented a 38.5% increase. The increase in G&A expense was mainly due to the increase in depreciation and provision for bad and doubtful debt. We have incurred US$182,000 depreciation and US$ 69,000 provision for bad and doubtful debts during the three months ended September 30, 2006. We have incurred US$ 38,000 depreciation and have not required any provision for bad and doubtful debt during the same period in last fiscal year.

Interest Expense

For the three months ended September 30, 2006, we have not used our credit lines offered by local banks and other parties. As of September 30, 2006, we have no credit lines. We have incurred US$2,000 interest expenses during the three months ended September 30, 2006. We have not incurred any interest expense during the same period in last fiscal year.

Minority Interest

Minority interests represent the portion of Sunplus’ income that we do not own.  For the three months ended September 30, 2006 and 2005, minority interests were attributable to the minority interest owned by Shanghai Fanna, which was 5% of equity interest in Sunplus.

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

For the three months ended September 30, 2006, Sunplus made an income tax provision of US$531,000 in total, compared to US$420,000 in the same period of last fiscal year.

Net income

As a result of the above items, net income was US$2,650,000 for the three months ended September 30, 2006 compared to US$2,468,000 for the three months ended September 30, 2005, representing a 7.4% growth.

Earnings per share

We reported earnings per share of US$0.09, based on 30,088,174 outstanding weighted shares. Our outstanding common stock was 30,088,174 as of September 30, 2006. We do not have any preferred stock issued or outstanding warrants or options.

SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2005

Overview

For the six months ended September 30, 2006, our net revenue increased by US$3,227,000 from US$11,433,000 to US$14,660,000, which represents a 28.2% growth. Our net income increased by US$1,395,000 from US$3,183,000 to US$4,578,000, which represents a 43.8% growth. We reported per share earning of US$ 0.15 in the six months ended September 30, 2006 compared to US$0.11 in six months ended September 30, 2005.

Net Revenue

Six months ended September 30  (US$’000)

(in thousand US dollars)		2006		2005
	Growth	Amount	%	Amount	%
Sales of components and handsets	51.3%	6,931	47.3	4,580	40.1
Revenue from design services	12.8%	7,729	52.7	6,853	59.9
NET REVENUE	28.2%	14,660	100.0	11,433	100.0

Our net revenue was US$14,660,000 for the six months ended September 30, 2006, an increase of US$3,227,000, or 28.2%, from US$11,433,000 for the six months ended September 30, 2005.  Revenue from sales of mobile handsets and components was US$6,931,000 compared to US$4,580,000 in the same period of the last fiscal year, represented a 51.3% increase, while the revenue from design services increased to US$7,729,000 from US$6,853,000 in the same period of last fiscal year. Revenue from design services increased by US$876,000, or 12.8%.

The percentage of revenue from sales of handsets decreased to 6.8% from 38.4% for the same period of the last fiscal year.  Since March 2005, to better utilize our resources, we decided to focus on revenue from design services rather than manufacturing and selling whole mobile handsets for our customers. If necessary, we coordinate the production services provided by third parties to our clients.  We believe this will enable us to shift our resources from manufacturing and logistics to R&D and design services, which are our core strengths. We have proposed our new business model to existing customers and most of them readily accepted it.

Detailed information on sale of mobile handsets and components

Sale of products increased from US$4,580,000 to US$6,931,000. The 51.3% increase was mainly due to the increase of sales of PCB and PCBA boards in the second quarter.

Since March 2006, our products have been sold in the overseas market by our sales agent.

Detailed information on revenue from design services

Revenue from design services, which increased from US$6,853,000 to US$7,729,000, represents a 12.8% growth.

In the six months ended September 30, 2006, the company introduced solutions series of 9107, 9701, 9108, 9109/9110, 9501, 2702, 2708 to the market on the track, most of which with functions on handwriting recognition, Bluetooth, MP3, MPEG4 3GP, WAP, E-Mail, FM radio, USB&T-Flash, MMS, CMOS and TV-out. Targeted at specific groups of customers, most series have powerful functions, good appearance and are popular in the market. The strong sales of these solutions resulted in the great increase in revenue for design fees. In June 2006, we withheld the development of other three new model series because we believe one of our chipset platform providers may shift its business focus from baseband digital signaling business to other products. Since then, the Company has been looking for new partners and has successfully established a partnership with the VIA Technologies Inc. Ltd. to develop mobile handsets with VIA chipset solution. Solutions based on VIA solutions have been completed in October and products will be sold into the market in November 2006.

On the other hand, Skyworks based solutions – series 9701/9702, 9107, 9108, 9109, 9110, 9501 have been selling well and bringing stable loyalty fee revenue for the next few months. Their extended solutions will also be introduced to the market for at least 6 months till April 2007.

For the six months ended September 30, 2006, revenue from design services represented 52.7% of total revenue, while revenue from sales of components and handsets was 47.3%, compared to 59.9% from design services and 40.1% from sales of components and handsets in the some period of 2005.

Cost of Revenue

For the six months ended September 30, 2006, the cost of revenue increased to US$7,026,000 from US$5,957,000 for six months ended September 30, 2005, represented a 17.9% increase.  Cost of revenue primarily consisted of the purchase cost of raw and processed materials and indirect cost of R&D and quality control. The increase came mainly from the increase in raw material costs for the sales of PCB and PCBA Boards in the second quarter.

Gross profit

Our gross profit was US$7,634,000 for the six months ended September 30, 2006 compared to US$5,476,000 for the six months ended September 30, 2005, represented a 39.4% growth. The strong increase in gross profit was mainly attributed to the increase of revenue from design services, which has higher profit margins than the manufacturing and sales of mobile handsets.

Operating Expenses

Operating expenses consists of selling expenses and general and administrative (G&A) expenses. For the six months ended September 30, 2006, operating expenses were US$1,837,000, compared to US$1,581,000 for the same period of last year, representing a 16.2% decrease.

Detailed information of operating expenses for the six months ended September 30, 2006 is as follows:

Six months ended September 30  (US$’000)

	2006		2005
		% of net		% of net
	Amount	revenue	Amount	revenue

Operating Expenses	1,837	12.5%	1,581	13.8%
Selling Expenses	77	0.5%	86	0.8%
G&A expenses	1,760	12.0%	1,495	13.1%

Operating expenses during the six months ended September 30, 2006 were US$1,837,000, 12.5% of revenue, compared to US$1,581,000 for the three months ended September 30, 2005.

Selling expenses decreased from US$86,000 to US$77,000. The increase was due to decline in after-sales services fees following the change of business model.

G&A expenses were US$1,760,000 12.0% of revenue, compared to US$1,495,000 in the same period of last year. Operating expenses increased because of the increase in depreciation and provision for bad and doubtful debts.

Net income

As a result of the above items, net income was US$4,578,000 for the six months ended September 30, 2006 compared to US$3,183,000 for the six months ended September 30, 2005, representing 43.8% growth. The growth is mainly the result of the increase of income from design services, which has higher profit margin than the sale of products and components.

Earnings per share

We reported earnings per share of US$0.15 for six months ended September 30, 2006, based on 30,088,174 outstanding weighted shares, compared to earnings per share of US$0.11 for six months ended September 30, 2006. We do not have any preferred stock issued or outstanding warrants or options.

LIQUIDITY AND CAPITAL RESOURCES

Assets

  As of September 30, 2006, the total assets of the company was USD$39,126,000, which consisted of USD$24,812,000 in current assets, USD$4,259,000 in property, plant and equipment, USD$37,000 in intangible assets and USD$10,018,000 in prepayment for property, plant and equipment and land use rights.

The company prepaid $10,018,000 for two land use rights together with two factories and two dormitory buildings with total area of 254,435 sq.m in Jiangfeng Development Zone in Fujian Province. As of September 30, 2006, the area was under construction.

Liabilities

Our total liabilities as of September 30, 2006 were US$14,904,000, which consisted of US$11,044,000 in current liabilities and US$3,860,000 in long-term liabilities.

Long term liabilities amounted to US$3,860,000 as of September 30, 2006, all of which were liabilities due to shareholders.

As of September 30, 2006, Sunplus had capital commitments in relation to property, plant and equipment and land use rights in Fujian Province in the amount of $6,095,000.  Pursuant to the agreement, the total consideration was US$16,113,000, of which US$10,018,000 was paid in this quarter.

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

Item 3.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

   T-BAY HOLDINGS, INC.

Date: November 14, 2006

By: /s/ Xiaofeng Li

Xiaofeng Li, Chief Executive Officer

Date:  November 14, 2006

By: /s/ Murray Zuhe Xiao

Murry Zuhe Xiao, Chief Financial Officer