Form 10QSB
period 2006-12-31
T BAY HOLDINGS INC
filed 2007-02-14
CIK 868689

OMB APPROVAL
OMB Number: 3235-0416
Expires March 31,2007
Estimated average burden
Hours per response 182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

December 31, 2006

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to _______

Commission file number___________________

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

As of February 12, 2007 the Company had 30,088,174 shares of common stock, $.001 par value issued and outstanding

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334 (9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

TABLE OF CONTENTS

Page

PART 1 FINANCIAL INFORMATION

Item 1.  Financial Statements

5

Item 2.  Management’s Discussion and Analysis or Plan of Operation

17

Item 3.  Controls and Procedures

30

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 3.  Defaults upon Senior Securities

30

Item 4.  Submission of Matters to a Vote of Security Holders

30

Item 5.  Other Information

30

Item 6.  Exhibits and Reports on Form 8-K

31

SIGNATURES

31

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

T-BAY HOLDINGS, INC.

AND SUBSIDIARIES

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Consolidated Balance Sheet

7

Unaudited Consolidated Statements of Operations

8

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

9

Unaudited Consolidated Statements of Cash Flows

10

Notes to Unaudited Consolidated Financial Statements

11

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET

December 31, 2006

(In thousands of United States dollars)

	Note(s)	DECEMBER 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$292
Accounts receivable, net		18,527
Bills receivable		5,766
Prepayments, deposits and other receivables, net
Related parties	8	16
Third parties		1,461
Value added tax (“VAT”) recoverable		90
Inventories	3	2,104

Total current assets		28,256

PROPERTY, PLANT AND EQUIPMENT, NET	4	4,104

INTANGIBLE ASSETS, NET		34

PREPAYMENT FOR PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS		10,147

TOTAL ASSETS		$42,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$2,299
Accruals and other payables
Related parties	8	25
Third parties		3,994
Receipts in advance		1,774
Income tax payable		2,001

Total current liabilities		10,093

LONG-TERM LIABILITIES
Due to shareholders	8	3,989

Total liabilities

MINORITY INTERESTS		1,679

COMMITMENTS AND CONTINGENCIES	9

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value $0.001, issued and outstanding Nil
Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding 30,088,174		30
Additional paid-in capital		1,462
Public welfare fund		1,414
Statutory surplus fund		2,827
Retained earnings		20,060
Accumulated other comprehensive income		987

Total stockholders’ equity		26,780

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$42,541

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and nine months ended December 31, 2006 and 2005

(In thousands of United States dollars, except earnings per share)

		THREE MONTHS ENDED		NINE MONTHS ENDED
	Note(s)	DECEMBER 31, 2006	DECEMBER 31, 2005	DECEMBER 31, 2006	DECEMBER 31, 2005

NET REVENUE		$11,212	$7,851	$25,872	$19,284

COST OF REVENUE		5,425	1,334	12,451	7,291

GROSS PROFIT		5,787	6,517	13,421	11,993

OPERATING EXPENSES
Selling expenses		90	42	167	128
General and administrative expenses		1,208	759	2,968	2,254

TOTAL OPERATING EXPENSES		1,298	801	3,135	2,382

INCOME FROM OPERATIONS		4,489	5,716	10,286	9,611

OTHER INCOME		3	9	7	22

INTEREST EXPENSE		-	-	(5)	-
REVERSAL OF ALLOWANCE FOR DOUBTFUL RECEIVABLES		-	46	-	46

INCOME BEFORE INCOME TAX AND MINORITY INTERESTS		4,492	5,771	10,288	9,679

INCOME TAX: CURRENT	5	(576)	(787)	(1,546)	(1,340)

INCOME BEFORE MINORITY INTERESTS		3,916	4,984	8,742	8,339

MINORITY INTERESTS		(184)	(252)	(433)	(424)

NET INCOME		3,732	4,732	8,309	7,915

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		241	37	571	377

COMPREHENSIVE INCOME		$3,973	$4,769	$8,880	$7,538

WEIGHTED AVERAGE NUMBER OF SHARES (in thousands)		30,088	29,912	30,088	28,997

EARNINGS PER SHARE (in dollars)		$0.12	$0.16	$0.28	$0.27

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended December 31, 2006

(In thousands of United States dollars)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	PUBLIC WELFARE FUND	STATUTORY SURPLUS FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares

Balance, April 1, 2006	30,088,174	$30	$1,462	$809	$1,617	$13,503	$416	$17,837
Net income	-	-	-	-	-	8,309	-	8,309
Transfer	-	-	-	584	1,168	(1,752)	-	-
Foreign currency translation adjustment	-	-	-	21	42	-	571	634
Balance, December 31, 2006	30,088,174	$30	$1,462	$1,414	$2,827	$20,060	$987	$26,780

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended December 31, 2006 and 2005

 (In thousands of United States dollars)

	FOR THE NINE MONTHS ENDED DECEMBER 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,309	$7,915
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation	422	105
Amortization	10	10
Loss on disposal of property, plant and equipment	18	-
Provision for doubtful debts	119	-
Minority interests	433	424
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,648)	(8,923)
Decrease in bills receivable	2,204	-
Increase in prepayments, deposits and other receivables	(820)	7
(Increase)/decrease in inventories	(71)	4,810
Decrease in accounts payable	(262)	(2,876)
Increase in accruals and other payables	781	174
Increase in receipts in advance	285	678
Increase in VAT recoverable	1,578	212
Increase in income tax payable	15	1,344

Net cash generated from operating activities	9,373	3,880

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of property, plant and equipment	(4,136)	(4,499)
Acquisition of intangible assets	(3)	(2)
Prepayment for property, plant and equipment and intangible assets	(10,147)	-

Net cash used in investing activities	(14,286)	(4,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in amounts due to shareholders	419	2
Increase in minority interests	-	86

Net cash generated from financing activities	419	88

Effect of exchange rate changes on cash	113	17

Net decrease in cash and cash equivalents	(4,381)	(516)

Cash and cash equivalents at beginning of period	4,673	706

Cash and cash equivalents at end of period	$292	$190

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

On August 16, 2005, pursuant to an Agreement and Plan of Reorganization, T-Bay issued 18,550,000 shares of its common stock for all of Amber Link International Limited’s (“Amber Link”) and Wise Target International Limited’s (“Wise Target”) outstanding shares of common stock (the “Merger”).  Amber Link and Wise Target are two of the owners of Shanghai Sunplus Communication Co. Ltd. (“Sunplus”).  As of December 31, 2006, Wise Target owned a 74% interest and Amber Link owned a 21% interest in Sunplus.  After the Merger and as of December 31, 2006, T-Bay indirectly owns a 95% interest in Sunplus.

Wise Target was incorporated on April 24, 2002 under the International Business Companies Act in the British Virgin Islands.

Amber Link was incorporated on May 10, 2002 under the International Business Companies Act in the British Virgin Islands.

Sunplus was established on October 17, 2002 under the laws of The People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices.  During the three and nine months ended December 31, 2006 and 2005, Sunplus was engaged in the design, production and sales of mobile phones in the PRC.  Sunplus was owned by Wise Target (74%), Amber Link (21%) and Shanghai Fanna Industrial Product Design Co., Ltd (“Shanghai Fanna”) (5%).  Sunplus commenced operations on May 1, 2003.  At December 31, 2006, Sunplus has approximately 155 staff, mostly engineers and software programmers.

2. Summary of Significant Accounting Policies

(a) Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary to make the interim financial statements not misleading have been included and such adjustments are of a normal recurring nature.  These financial statements should be read in conjunction with the consolidated financial statements of T-Bay for the year ended March 31, 2006 and notes thereto contained in the Form 10-KSB as filed with the Securities and Exchange Commission.  The results of operations for the three and nine months ended December 31, 2006 are not necessarily indicative of the results for the full fiscal year ending March 31, 2007.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2006

(b) Basis of Consolidation

The unaudited consolidated balance sheet as of December 31, 2006 and the unaudited consolidated statements of operations for the three months and nine months ended December 31, 2006 include T-Bay, Wise Target, Amber Link and Sunplus.  The unaudited consolidated statements of operations for the three months and nine months ended December 31, 2005 include Wise Target and Sunplus for the full periods and Amber Link and T-Bay from August 16, 2005.

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

3. Inventories

As of December 31, 2006, inventories consisted of the following:

DECEMBER 31, 2006
US$’000

Raw materials	1,758
Work in progress	633
Finished goods	189
2,580

Less: allowance for losses	(476)

Total	2,104

4. Property, Plant and Equipment, Net

DECEMBER 31, 2006
US$’000
Cost
Machinery	4,319
Office equipment	386
Motor vehicles	75
4,780
Accumulated depreciation
Machinery	442
Office equipment	205
Motor vehicles	29
676
Carrying value
Machinery	3,877
Office equipment	181
Motor vehicles	46
4,104

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2006

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

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	DECEMBER 31, 2006	DECEMBER 31, 2005	DECEMBER 31, 2006	DECEMBER 31, 2005
	US$’000	US$’000	US$’000	US$’000

Income before income tax	$4,492	$5,771	$10,288	$9,679

Income tax on pretax income at statutory rate	1,527	1,962	3,498	3,291
Effect of different tax rates of subsidiary operating in other jurisdictions	(298)	(404)	(714)	(678)
Tax effect of non-deductible expenses	-	8	215	34
Tax effect of non-taxable income	(108)	-	-	-
Valuation allowance	25	-	74	-
Tax effect of exemption	(570)	(779)	(1,527)	(1,307)

Income tax	$576	$787	$1,546	$1,340

Sunplus is also subject to value-added tax (“VAT”), business tax and surtax.

As of December 31, 2006, T-Bay had accumulated net operating loss carryforwards for United States federal income tax purposes of approximately of $5,094,000 that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at December 31, 2006.  The net operating loss carryforwards expire in years 2012 through 2025.

As of December 31, 2006, deferred tax assets consist of:-

DECEMBER 31, 2006
US$’000

Net operating loss carryforwards	1,732
Less: valuation allowance	(1,732)
Net	-

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2006

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

At December 31, 2006, the Company had credit risk exposure of uninsured cash in banks of approximately $292,000.

A substantial portion of revenue was generated from one group of customers for the three and nine months ended December 31, 2006 and 2005.

The net sales to customers representing at least 10% of net total sales are as follows:

	FOR THE THREE MONTHS ENDED				FOR THE NINE MONTHS ENDED
	DECEMBER 31, 2006		DECEMBER 31, 2005		DECEMBER 31, 2006		DECEMBER 31, 2005
	US$’000%		US$’000%		US$’000%		US$’000%

Customer A*	1,347	12	991	13	2,487	10	1,980	10
Customer B*	1,263	11	619	8	2,868	11	2,337	12
Customer C*	1,491	13	3,345	43	2,167	8	3,345	17
Customer D	1,183	11	62	1	1,183	5	62	-
Customer E	1,981	18	5	-	5,712	22	5	-
Customer F*	-	-	1,487	19	-	-	3,069	16
Customer G	-	-	-	-	753	3	1,849	10
Customer H	-	-	-	-	13	-	2,155	11
Customer Group A	4,101	37	6,442	82	7,522	29	10,731	56

At December 31, 2006, Customer Group A accounted for 52% of net accounts receivable.  The accounts receivable had repayment terms of not more than eighteen months.

The following customers had balances greater than 10% of the total gross accounts receivable as of December 31, 2006:

	DECEMBER 31, 2006
	US$’000%

Customer A*	2,501	14
Customer B*	2,895	16
Customer F*	2,159	12
Customer I	3,854	21
Customer J	3,093	17

* Customers A, B. C and F are in Customer group A

The Company does not require collateral to support financial instruments that are subject to credit risk.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2006

7. Retirement and Welfare Benefits

The full-time employees of Sunplus are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan.  Sunplus is required to accrue the employer portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $60,000 and $179,000 for the three and nine months ended December 31, 2006 and $55,000 and $190,000 for the three and nine months ended December 31, 2005, respectively.  Sunplus is required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits.  The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees.

8. Related Party Transactions

The Group engages in business transactions with the following related parties:

a. Li Xiaofeng, a stockholder of T-Bay.

b. Li Meilian, a stockholder of T-Bay.

c. LEA Management Group LLC (“LEAM”), a stockholder of T-Bay.

The Group had the following transactions and balances with related parties:-

DECEMBER 31, 2006
US$’000

Other receivables – Li Xiaofeng	16

Other payable – LEAM	25

Long-term liabilities
Other payable – Li Meilian	3,211
Other payable – Li Xiaofeng	778

3,989

The balances have no stated terms for repayment and are not interest bearing.  The payables to Li Meilian and Li Xiaofeng are not repayable within the next twelve months.

During the three and nine month ended December 31, 2006 and 2005, the Company paid $15,000 and $45,000, and $15,000 and $45,000, respectively, in service fees to LEAM in respect of communications and consultancy services which were charged to operations.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2006

9. Commitments and Contingencies

a.

As of December 31, 2006, Sunplus leased office premises under an agreement expiring in 2008.

Rental expenses for the three and nine months ended December 31, 2006 amounted to $97,000 and $230,000, respectively.  Rental expenses for the three and nine months December 31, 2005 amounted to $61,000 and $225,000, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

The future minimum lease payments under the above-mentioned lease as of December 31, 2006 are as follows:-

US$’000
Year Ending March 31,
2007	58
2008	192
250

c.

As of December 31, 2006, Sunplus had capital commitments in relation to property, plant and equipment and land use rights in the amount of $6,173,000.

10. Post balance sheet event

Subsequent to December 31, 2006, Sunplus established a wholly-owned subsidiary with a registered capital of $641,000 (RMB5,000,000) in Fujian.  The subsidiary will acquire the land use rights, factory and dormitory buildings prepaid by Sunplus and engage in research and development, and manufacturing of mobile phones, using the acquired faci

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

We have included forward-looking statements in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", "plan" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions, demand for the Company's products, competitive factors in the industries in which we compete or intend to compete, cost and timing, impact and other uncertainties of our future acquisition plans.

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

We paid deposits of US$10,147,000 for two land use rights together with two factories and two dormitory buildings with total area of 254,435 sq.m in Jinfeng Development Zone in Fujian Province for our future development.

Employees

Sunplus currently has about 155 employees.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

Overview

For the three months ended December 31, 2006, our net revenue increased by US$3,361,000 from US$7,851,000 to US$11,212,000, which represented a 42.8% growth as compared with the same period last year. Our net income decreased by US$1,000,000 from US$4,732,000 to US$3,732,000, which represented a 21.1% decrease. We reported per share earnings of US$ 0.12 in three months ended December 31, 2006.

Net Revenue

	Three months ended December 31 (US$’000)
(in thousand US dollars)		2006		2005
	Growth	Amount	%	Amount	%
Sales of components and handsets	857.0%	5,407	48.2	565	7.2
Revenue from design services	-20.3%	5,805	51.8	7,286	92.8
NET REVENUE	42.8%	11,212	100.0	7,851	100.0

Our net revenue was US$11,212,000 for the three months ended December 31, 2006, an increase of US$3,361,000, or 42.8%, from US$7,851,000 for the three months ended December 31, 2005.  Revenue from sales of mobile handsets and components was US$5,407,000 compared to US$565,000 in the same period of the previous fiscal year, representing a 857% increase, while the revenue from design services decreased to US$5,805,000 from US$7,286,000 in the same period of the previous fiscal year, representing a 20.3% decrease.

The percentage of revenue from sales of handsets and components increased to 48.2% from 7.2% for the same period of last fiscal year.  Since March 2005, to better utilize our resources, we decided to focus on revenue from design services rather than manufacturing and selling whole mobile handsets for our clients. If necessary, we coordinate the production services provided by third parties to our clients. We believe this will enable us to shift our resources from manufacturing and logistics to Research and Development (“R&D”) and design services, which are our core strengths.

Detailed information on sale of mobile handsets and components

Sales of products increased from US$565,000 to US$5,407,000. The increase was mainly due to the growth in sales of PCB and PCBA Board, a key component in mobile handset manufacture.

We manufacture PCB and PCBA boards according to our customers’ special request. Besides the amount of revenue from selling PCB and PCBA board to our customers, we charge royalty fees by the number of PCB and PCBA boards we provided. We manufactured more PCB and PCBA boards for our customer for the three months ended December 31, 2006 compared to the same period in 2005. The increase in sales of PCB and PCBA boards led to the increase in sales of components and handsets.

Since March 2006, our products have been sold to overseas market by our sales agent.

Detailed information on revenue from design services

Revenue from design services decreased to US$5,805,000 from US$7,286,000, representing a 20.3% decline. For the three months ended December 31, 2006, revenue from design services represented 51.8% of total revenue, while revenue from sales of handsets and components was 48.2%, compared to 92.8% from design services and 7.2% from sale of handsets and components in the same period of 2005.

The decrease in the percentage revenue from design services is because some customers during the period have placed orders for both design solutions and the production of PCB and PCBA boards.

We have withheld the development of three other new model series since July, 2006 because we believe one of our chipset platform providers may shift its business focus from baseband digital signaling business to other products. As a result, fewer new solutions have been introduced to the market, which had some negative impact on the operations for the three month ended December 31, 2006. We have been actively looking for new partners since June 2006. We started a cooperation with VIA Technologies Inc. in August 2006 and a partnership with MediaTek Inc., Ltd.(MTK) in January 2007 to develop mobile solutions for the China market. Solutions based on VIA solutions was the strong driver of  revenue for the three months ended December 31, 2006, and accounted for 35.1% of total design revenue.

Cost of Revenue

For the three months ended December 31, 2006, the cost of revenue increased to US$5,425,000 from US$1,334,000 for three months ended December 31, 2005, representing a 306.7% increase. The increase was mainly attributed to the increase in cost of raw materials due to the growth in the manufacture of PCB and PCBA boards.

Gross profit

Our gross profit was US$5,787,000 for the three months ended December 31, 2006 compared to US$6,517,000 for the three months ended December 31, 2005, representing an 11.2% decrease. The decrease in gross profit resulted from the decrease of design revenue and an increase of cost of revenue as we manufactured more PCB and PCBA boards for our customers.

Operating Expenses

Operating expenses consists of selling expenses and general and administrative (G&A) expenses. For the three months ended December 31, 2006, operating expenses were US$1,298,000, compared to US$801,000 for the same period of last year, representing a 62.0% increase, mainly because of the increase in G&A expenses.

Detailed information of operating expenses for the three months ended December 31, 2006 is as follows:

Three months ended December 31 (US$’000)
		2006		2005
	Growth	Amount	% of net revenue	Amount	% of net revenue

Operating Expenses	62.0%	1,298	11.6%	801	10.2%
Selling Expenses	114.3%	90	0.8%	42	0.5%
G&A expenses	59.2%	1,208	10.8%	759	9.7%

Selling expenses increased from US$42,000 to US$90,000, representing a 114.3% increase, mainly because of more marketing-related expenses.

G&A expenses were US$1,208,000, 10.8% of revenue, compared to US$759,000 in the same period of last year, representing a 59.2% increase. The increase in G&A expense was mainly due to the increase in depreciation and provision for bad and doubtful debts. We incurred US$240,000 depreciation and US$50,000 provision for bad and doubtful debts during the three months ended December 31, 2006. We incurred US$65,000 depreciation and did not incur any provision for bad and doubtful debts during the same period in the previous fiscal year.

Interest Expense

For the three months ended December 31, 2006, we have not used our credit lines offered by local banks and other parties. As of December 31, 2006, we have no credit lines. We have incurred no interest expenses during the three months ended December 31, 2006. We did not incur any interest expense during the same period in the previous fiscal year.

Minority Interest

Minority interests represent the portion of Sunplus’ income that we do not own.  For the three months ended  December 31, 2006, minority interests were attributable to the minority interest owned by Shanghai Fanna, which was 5% of the equity interest in Sunplus.

Income Tax

Sunplus is subject to People’s Republic of China (“PRC”) Income Tax.  Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai is 27% (24% national income tax plus 3% local income tax).

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

For the three months ended December 31, 2006, Sunplus made an income tax provision of US$576,000 in total, compared to US$787,000 in the same period of the previous fiscal year.

Net income

As a result of the above items, net income was US$3,732,000 for the three months ended December 31, 2006 compared to US$4,732,000 for the three months ended December 31, 2005, representing 21.1% decrease.

Earnings per share

We reported earnings per share of US$0.12, based on 30,088,174 outstanding weighted shares. Our outstanding common stock was 30,088,174 shares as of December 31, 2006. We do not have any preferred stock issued or outstanding warrants or options.

NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2005

Overview

For the nine months ended December 31, 2006, our net revenue increased by US$6,588,000 from US$19,284,000 to US$25,872,000, which represented a 34.2% growth. Our net income increased by US$394,000 from US$7,915,000 to US$8,309,000, which represented a 5.0% growth. We reported per share earnings of US$ 0.28 in nine months ended December 31, 2006 compared to US$0.27 in nine months ended December 31, 2005.

Net Revenue

	Nine months ended December 31 (US$’000)
(in thousand US dollars)		2006		2005
	Growth	Amount	%	Amount	%
Sales of components and handsets	139.8%	12,338	47.7	5,145	26.7
Revenue from design services	-4.3%	13,534	52.3	14,139	73.3
	34.2%	25,872	100.0	19,284	100.0

Our net revenue was US$25,872,000 for the nine months ended December 31, 2006, an increase of US$6,588,000, or 34.2%, from US$19,284,000 for the nine months ended December 31, 2005.  Revenue from sales of mobile handsets and components was US$12,388,000 compared to US$5,145,000 in the same period of the previous fiscal year, representing a 139.8% increase, while the revenue from design services decreased to US$13,534,000 from US$14,139,000 in the same period of the previous fiscal year. Revenue from design services decreased by US$605,000, or 4.3%.

The percentage of revenue from sales of handsets and components increased to 47.7% from 26.7% for the same period of the previous fiscal year.  Since March 2005, to better utilize our resources, we decided to focus on revenue from design services rather than manufacturing and selling whole mobile handsets for our clients. If necessary, we coordinate the production services provided by third parties to our clients.  We believe this will enable us to shift our resources from manufacturing and logistics to R&D and design services, which are our core strengths. We proposed our new business model to existing customers and most of them readily accepted it. However, more orders of PCB and PCBA boards from our customer since July 2006 have caused the increase of the percentage of revenue from sales of mobile handsets and components.

Detailed information on sale of mobile handsets and components

Sales of products increased significantly from US$5,145,000 to US$12,338,000. The 139.8% increase was mainly due to more orders for PCB and PCBA boards from our customers.  Since March 2006, our products have been sold to overseas market by our sales agent.

Detailed information on revenue from design services

Revenue from design services decreased from US$14,139,000 to US$13,534,000, representing a 4.3% decrease.  In the nine months ended December 31, 2006, the Company introduced solutions series 9107, 9701, 9108, 9109/9110, 9501, 2702, 2708, to the market on the track, most with functions of handwriting recognition, Blue Tooth, MP3, MPEG4 3GP, WAP, E-Mail, FM radio, USB&T-Flash, MMS, CMOS and TV-out. Targeted at specific groups of customers, most series have powerful functions, good appearance and were popular on the market. The strong sales of these solutions resulted in the great increase in revenue of design fees in the first quarter ended June 30, 2006. Since June 2006, we have withheld the development of three other new model series because we believe one of our chipset platform providers may shift its business focus from baseband digital signaling business to other products. The cancellation of these planned solution series resulted in less new solutions promoted in the market place since June, until new solutions replaced by new solutions series, which made negative influence on sales of design services, especially in the period from July to September. When a large volume of new solutions were sold successfully in November and December, the revenue from design service started to recover. In order to avoid risk brought by one of our chipset platform provider, the Company was looking for new partners and successfully established partnerships with VIA Technologies Inc. Ltd. in August 2006 and  with MediaTek Inc., Ltd.(MTK) in January 2007 to develop mobile handsets with VIA chipset solution. Solutions based on VIA solutions were the strong driver of revenue for the three months ended December 31, 2006, and accounted for 35.1% of total design revenue.

Previously introduced Skyworks-based solutions will only be sold in the market until April 2007.

For the nine months ended December 31, 2006, revenue from design services represented 52.3% of total revenue, while revenue from manufacturing was 47.7%, compared to 73.3% from design services and 26.7% from manufacturing in the same period of 2005.

Cost of Revenue

For the nine months ended December 31, 2006, the cost of revenue increased to US$12,451,000 from US$7,291,000 for nine months ended December 31, 2005, representing a 70.8% increase.  Cost of revenue primarily consisted of the purchase cost of raw and processed materials and indirect cost of R&D and quality control. The large increase came mainly from the increase in the cost of raw materials due to the growth in sale of PCB and PCBA boards in the 2nd and 3rd quarters.

Gross profit

Our gross profit was US$13,421,000 for the nine months ended December 31, 2006 compared to US$11,993,000 for the nine months ended December 31, 2005, representing a 11.9% growth. The increase in gross profit was mainly attributed to the increase of revenue from sales of handset components. The decrease of revenue in design service reduced the increase of total gross profit, compared to the manufacturing and sales of mobile handsets.

Operating Expenses

Operating expenses consist of selling expenses and G&A expenses. For the nine months ended December 31, 2006, operating expenses were US$3,135,000, compared to US$2,382,000 for the same period of the previous year, representing a 31.6% increase.

Detailed information of operating expenses for the nine months ended December 31, 2006 is as follows:

Nine months ended December 31 (US$’000)
	2006		2005
	Amount	% of net revenue	Amount	% of net revenue

Operating Expenses	3,135	12.1%	2,382	12.4%
Selling Expenses	167	0.6%	128	0.7%
G&A expenses	2,968	11.5%	2,254	11.7%

Operating expenses during the nine months ended December 31, 2006 were US$3,315,000, 12.1% of revenue, compared to US$2,382,000 for the three months ended December 31, 2005.

Selling expenses increased from US$128,000 to US$167,000, mainly because of more marketing-related expenses in the 3rd Quarter.

G&A expenses were US$2,968,000, 11.5% of revenue, compared to US$2,254,000 in the same period of the previous year. Operating expenses increased because of the increase in depreciation and provision for bad and doubtful debts.

Net income

As a result of the above items, net income was US$8,309,000 for the nine months ended December 31, 2006 compared to US$7,915,000 for the nine months ended December 31, 2005, representing 5.0% growth. The growth is mainly the result of the increase in gross profit.

Earnings per share

We reported earnings per share of US$0.28 for nine months ended December 31, 2006, based on 30,088,174 outstanding weighted shares, compared to earnings per share of US$0.27 for nine months ended December 31, 2005. We do not have any preferred stock issued or outstanding warrants or options.

LIQUIDITY AND CAPITAL RESOURCES

Assets

As of December 31, 2006, the total assets of the Company were US$42,541,000, which consisted of US$28,256,000 in current assets, US$4,104,000 in property, plant and equipment, US$34,000 in intangible assets and US$10,147,000 in prepayment for property, plant and equipment and intangible assets .

The Company prepaid $10,147,000 for two land use rights together with factories and dormitory buildings in Fujian province.  As of December 31, 2006, the area was under construction.

Liabilities

Our total liabilities as of December 31, 2006 were US$14,082,000, which consisted of US$10,093,000 in current liabilities and US$3,989,000 in long-term liabilities. Long term liabilities were all liabilities due to shareholders.

Capital Resources

Before the acquisition of Wise Target and Amber Link, which gave us a 95% interest in Shanghai Sunplus Communication Co. Ltd., we had no operations and relied on advances from officers and directors to fund our basic operations. We currently have $6,173,000 of capital commitments in respect of the Fujian facilities and it is expected to be covered by the future cash flow generated from operation.  We do not anticipate the need for additional capital at this time.  However, should we require additional capital, we may take additional advances or loans from officers, sell equity or find other forms of financing.

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

In the future, if, for competitive reasons, if we need to lower the selling prices of certain of our products and if we cannot lower our costs at the same rate or faster, this may have a material adverse effect on our business and results of operations, particularly our profitability. To mitigate the impact of mix shifts on our profitability, we implement product segmentation with the aim of designing appropriate features with an appropriate cost basis for each customer segment. Likewise, we endeavor to mitigate the impact on our profitability of price erosion of certain features and functionalities by seeking to correctly time the introduction of new products, in order to align such introductions with declines in the prices of relevant components. We cannot predict with any certainty whether or to what extent we may need to lower prices for competitive reasons again and how successful we will be in aligning our cost basis to the pricing at any given point in time. Price erosion is a normal characteristic of the mobile devices industry, and the products and solutions offered by us are also subject to natural price erosion over time. If we cannot reduce our costs at the same rate, our business may be materially adversely affected.

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

Item 3.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K

None.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No	Title of Document	Location

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

   T-BAY HOLDINGS, INC.

Date: February 14, 2007

 By: /s/ Xiaofeng Li

Xiaofeng Li, Chief Executive Officer

Date:  February 14, 2007

By:  /s/ Murry Zuhe Xiao

Murry Zuhe Xiao, Chief Financial Officer