Form 10KSB
period 2007-03-31
T BAY HOLDINGS INC
filed 2007-06-29
CIK 868689

OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION	OMB Number: 3235-0420
Washington, D.C. 20549	Expires March 31,2007
Form 10-KSB	Estimated average burden
Hours per response 1646

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

US$35,326,000

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

The aggregate market value of the issuer’s voting stock held as of June 27, 2007 by non-affiliates of the issuers was US$46,152,696 based on the closing price of the registrant’s common stock.

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

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

We conduct our business through our 95% owned subsidiary, Shanghai Sunplus Communication Technology Co., Ltd., a Sino-foreign joint venture established in China in 2002, which provides a wide span of mobile handset design and other services to leading mobile handset brand owners in China.  Sunplus also provides total solution services to its customers, starting from new product concept identification, handset exterior design, hardware and software design, material procurement, production, and after-sale maintenance services. Historically, our customers included multinational brand names such as Motorola, NEC, Siemens, China Telecom, Panasonic and Alcatel. During the current fiscal year, we also conduct our business through Amber Link. Our major customers in China in fiscal year ended March 31, 2007 were Shenzhen Feihu Communication Co., Ltd. (“Feihu Commnunication”), Shenzhen Henkai Co. Ltd.(Shenzhen Henkai), Huizhou Qiao Xing Famous Technology Co., Ltd. (“Qiao Xing Famous Technology”), Shenzhen LaiDi Electronics Co., Ltd. (“Shenzhen LaiDi”) and Shenzhen Siecom Communication Technology Co., Ltd. (“Shenzhen Siecom”).

We focus on the vast and booming wireless telecommunication market in China. By working closely with the worldwide top technology partners, we provide tailored mobile handset design solution services according to our customers’ special demand. We believe we have strong design capabilities to design mobile handsets to support a broad range of wireless communications standards, baseband platforms and components. We also provide production support to facilitate our customers’ manufacturing and supply chain management processes. In addition, our special project teams work closely with our customers to monitor and coordinate the progress of each new design project. To further strengthen our presence in the market, we have also begun to work with our customers in providing customized handset solutions to mobile service operators. We believe the design solutions and services provided by us can help our customers in enhancing competitive strength and gaining market share.

Services and Products

We seek to maintain and strengthen our position as a provider of high quality mobile handset design services.  We tailor-make our services and products based on the requirements of our customers.  Our services mainly include:

-   Design Service

* Mobile handset design.  We have special project teams to work closely with our customers to monitor and coordinate the progress of each new design project.

* Industrial and mechanical design.  We design the exterior outlook and mechanical structure of a mobile handset.  We adopt the user-orientation design concept and focus our product design on the personality of target end-users.

* Hardware design.  In addition to the design of the core printed circuit board layout, we have also set up special engineering teams on the design of baseband and radio frequency parts of mobile handsets based on chip platforms.

* Software design.  We design the software system for the mobile handset and its functional modules.  We are capable of developing our own software in man-machine-interface and the driver software for LCD display, camera, harmonic ring tones and MP3 functions.

*Other Design Service    Our design is also capable of designing other electronic devices based on wireless technology. Currently, we extended our design in GPS device, Auto Communication System, Radio Frequency design.

-

Production Services. Based on the request of our customers, we also manufacture the components and/or the entire mobile handsets.  We subcontract the production work to third party manufacturers mostly in the Shanghai area.  We have a quality assurance team to monitor the production process to ensure the products can meet our quality requirements.

* Components:  These mainly include printed circuit boards (PCB) and printed circuit board assembly (PCBA).  They are the backbones of mobile handsets.

* Whole mobile handsets: Based on special requests of the customers which may not have the resources or facilities to manufacture the whole mobile handsets .

-

After-sale Services

* For the mobile handsets we manufacture for our customers, we will also provide maintenance services during the product warranty period.

Business Model

We are one of the largest wireless telecommunication design houses in China. We generate our revenue mainly by charging design services fee and selling key components and whole handsets.

*Revenue from Design Services

We charge design fees directly or indirectly for design solutions or services provided by us. The design fee consists of NRE (non-recurring engineering) fees and royalty fees.

NRE fees are one-off fees for a certain design project. Typically, we ask for a pre-paid NRE fee before we formally launching the project. We will start the development of a certain solution only if we have received the pre-paid NRE fee. . To minimize the operation risk, the NRE fee should be no less than the projected R&D fee for a certain design solution. We usually ask for a minimum volume term in our contracts to encourage larger volume order in a certain period of time.

We also charge royalty fees by the volume of the solutions we sell to our customers. When the whole handset is sold on the market, we charge royalty fees monthly or quarterly on every handset manufactured by our customers using our designs. Royalties accounted for 52% of total revenue from design service for the fiscal year ended March 31, 2007.

*Revenue from Sales of handsets and components

We also provide production support to facilitate our customers’ manufacture of mobile handsets and components. By closely working with our OEMs, we manufacture and sell PCBs, PCBAs and handsets to our customers. We are fully responsible for material purchases, cost control and quality control.

Competitive Strengths

Strategic Relationships with Business Partners

As the mobile handset industry is characterized by rapid technological changes, it is essential for us to keep abreast of and have access to the latest technologies by working closely with the world’s leading technology and platform providers. For fiscal year ended March 31, 2007, we added VIA Technologies Inc.(VIA), MediaTek Inc., Ltd.(MTK), Anyka Inc.(Anyka), Infineon Inc.(Infineon) as our strategic partners which enables us to expand our product coverage. And we believe we are one of the first independent mobile handset design houses in China to work with Skyworks, which has established a dedicated support team in Shanghai to support us in our design process.

We have also established good relationship with subcontractors which provide production services for mobile phone components and handsets.

Quick Market Response

We pursue a market-oriented product development strategy, grasping end-users’ preferences and tastes. Our experience and expertise enables us to complete a design solution in only 2 to 3 months, to ensure our designs are one step ahead of our competitors and leading market trends.

Strong R&D capability

We have a professional and competent team to handle the wide spectrum of mobile phone design jobs, including industrial design, structural design, electronics design, software design and machine-man interface design. Some of our engineers used to be employed by mobile communication leaders such as Motorola, Siemens or BenQ. Our professional industrial design team was the iF Asia Design Award Winner in 2005.

We are one of few design houses in China that are able to develop new mobile phones based on chip-level modules, which can enhance the flexibility of the product design in terms of handset size and functionalities.

Customized Products and Market Knowledge

We design many of our products based on our customers’ specifications. We work closely with mobile device manufacturers and brand name owners to understand their needs and product roadmaps. We also interface with our customers regularly to understand the mobile handset market, consumer preferences and trends in the industry. This allows us to predict future trends and to assist our customers in the development of new products and functions and the setting of a price range.

Our Customers

For the fiscal year ended March 31, 2007, our five largest customers in terms of revenue were:

	Revenue (US$’000)	% of total revenue

1. Feihu Communication	7,542	21%
2. Shenzhen Henkai	3,385	10%
3. Qiao Xing Famous Technology	3,382	10%
4. Shenzhen LaiDi	2,766	8%
5. Shenzhen Siecom	2,653	8%

Company History of Sunplus

October 2002, Shanghai Sunplus Communication Technology Co., Ltd. was established in Shanghai, with only 40 employees.

December 2002, Sunplus established its strategic cooperation with Skyworks, followed by the first mobile phone modules based on Skyworks’ chips platform. The first module developed by Sunplus was used by Panda Electronics Inc. (“Panda”) for making 150,000 mobile handsets and also was used by one of our major customers, CECT.

May, 2003, Sunplus launched its first phone model design.

April 2003, Sunplus started a collaboration with French Wavecom in module R&D.  The module was completed six months later, which was ordered by Huizhou Jialili Telecommunication Co., Ltd. (“Huizhou Jialili”), in its phone model T2, which became one of its most popular products.

December 2003, Sunplus completed the development of an electronics platform, which was sold to Huaguan Electronics Inc. (“Huaguan”) for RMB 20 million (US$2,480,000), which was followed by a 150,000 sets order from Panda and 200,000 units order from CECT.

As of January 2004, more than 500,000 mobile phone handsets designed by Sunplus were sold in the China market. Major models included A606 Yinghu for Huaguan, Q747 Zhizhun for Philips, T520 Beetles for Hong Kong Zhongjian Telecom. Later on, Sunplus continuously received large orders from Panda, CECT, Huizhou Jialili, most of which exceed 200,000 units.

January 2004, Sunplus established a partnership with Shenzhen Ankai Microelectronics Technology Co., Ltd. to establish a multimedia chips platform combining Ankai’s applications of multimedia chips with Skyworks’s radio frequency functions on basis of chips.

Our product, T520 Beetles, was awarded by Sina.com as the Most Popular Mobile Phone for Female.

May 2005, our design SP-8 for the product CECT S569 was awarded top 100 iF Asia design. SP-8 was also awarded the Fashion Color Nominate Prize.

On August 16, 2005, we completed a reverse merger with Amber Link and Wise Target and subsequently we own a total of 95% shareholding in Sunplus.

May 2006, Sunplus received the ISO9001:2000 certification of quality management system.

August , 2006, Sunplus and VIA Technologies Inc., Ltd. (TSEC: 2388), a leading chipset solution provider, established a partnership on Global Systems for Mobile Communications (GSM) handsets development.

December 2006, Sunplus and MediaTek Inc., Ltd. (“MTK”) (TSEC: 2454), a leading chipset solution provider based in Taiwan, entered into a partnership agreement to jointly develop multi-media Global Systems for Mobile Communications (GSM) handsets for the mobile telecommunications market in China.

January 2007, Sunplus re-launched a partnership with Anyka Inc., a Silicon Valley based company, which enabled us to access the new technology of Infineon, a leading chipset solutions provider headquartered in Germany.

January 2007, Sunplus established Zhangzhou JiaXun Communication Facility Co.,Ltd.(”JiaXun”)

February 2007, Sunplus acquired RF design team from Simiens&BenQ, and extended our design service in RF design industry.

March, 2007, JiaXun, a 100% subsidiary of Sunplus, and Sunplus respectively acquired 20% and 80% interests in Fujian QiaoXing Industry Co.,Ltd.(“Fujian QiaoXing”), which will focus on the manufacture of telephone and mobile components.

May 2007, Sunplus received 6 copyright for its designed software. All of them are games and applications for mobile phone.

May 2007, Sunplus established Tech-Support Center in Shenzhen.

May 2007, Sunplus was awarded “Software Company” by Ministry of Information Industry of China.

Current Business Development

During fiscal year ended March 31, 2007, we launched 21 mobile handset total solutions in 9 series based on 3 different chipset platforms. As of March 31, 2007, we were able to provide 8 solutions based on 3 chipset platforms covering the high-end, mid-end and low-end markets, compared to 4 solutions based on only one chipset platform aiming at only the mid-end market for the first half of fiscal year 2007. We successfully established strategic partnerships with VIA Technologies Inc.(VIA), MediaTek Inc., Ltd.(MTK), Anyka Inc.(Anyka), Infineon Inc.(Infineon), while maintaining  old relationships with Skyworks and other technology partners, which greatly expanded and diversified our product portfolio to cover more market segments. We can tailor-make solutions featuring functions such as handwriting recognition, digital camera, Dual speaker, GPRS, FM radio, dictionary, PC Cam, blue tooth, E-mail, MP3, MPEG4 3GP, WAP, USB&T-Flash, MMS, CMOS, TV-out, fingerprint authentication, firewall and sound recorder.

We aim to help our customers enhance their competitive capacity by accelerating the product-to-market process. We believe we were among the first design houses in China to provide multimedia, handwriting, TV-output solutions to our customers.  We hope this will enable our customers to launch the products with these functionalities earlier than other brands.

For the fiscal year ended March. 31, 2007, there were approximately 2,200,000 units of Sunplus-designed mobile handsets sold in the market, compared to about 1,200,000 units in fiscal year ended March 31, 2006.

We have approximately 50 customers as of March 31, 2007, compared with approximately 30 in fiscal year 2006. New customers were identified by our marketing team, introduced by our partners, suppliers, existing customers or acquired from national and international exhibitions. Expansion of our customer base was one of the factors for our business growth.

We have made investment in another company in January, 2007. Sunplus, the 95% subsidiary of T-Bay, has established JiaXun, a 100% owned subsidiary in Zhangzhou in Fujian province. In March, 2007, JiaXun and Sunplus respectively acquired 20% and 80% interest in Fujian QiaoXing.This acquisition allowed us to manufacture in our own facilities. Fujian QiaoXing was established on February 13, 2004, with registered capital of RMB25,000,000 (US$2,590,000).

We acquired a RF design team from Siemens & BenQ in February 2007, to expand our design service in RF design industry. T-Bay Holdings Inc. or its subsidiaries may establish a Joint-Venture on the project. The planned JV aims to provide design and manufacture service  on various RF products, especially for Mobile handsets(GSM, CDMA, PHS, SCDMA), WLAN, Bluetooth, Wireless phone, 2.4GHz, GPS, Mobile TV. The designs and products may not limit to usage for T-Bay holdings Inc. , and its subsidiaries, but also open to other brand name owners and manufactures. Currently we have less than 10 employees (including the design team acquired) working on the project, most of whom are experienced engineers, and additional employee might be hired for the future growth of business.

We have set up a tech-support center in Shenzhen as one step to support our increasing customers in Shenzhen. The office takes up approximately 93 square meters at NongYuan Street, FuTian District.

Products Geographic Coverage

In terms of revenue, over 90% of our mobile handsets designed by us were sold to China and Hong Kong markets, The company did not sell products to consumers directly, but sell through the network of our customers. According to sales information provided by our customers, products designed or manufactured by us were sold in major cities, secondary cities and small towns throughout China, covering all provinces of China.

Starting from 2006, we began to sell whole mobile handsets products through our sales agent. Our products mainly sold to Southeast Asia, Eastern Europe and Latin America.

Seasonal Factor

We usually have higher revenue in the third or fourth fiscal quarter (period starting October 1 to March 31) and lower revenue in the first or second quarter (period starting April 1 to September 30). The seasonal factor affecting our revenue was mainly because our royalty fees are charged monthly or quarterly based on the amount of products sold during the period. Mobile handsets sell the most during long holidays including National Day, Christmas, New Year and Chinese New Year.

The seasonal factor does not have material effect on our NRE fees revenue and overseas sales.

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

b)

Business-use multifunction mobile phones – focused on email, web browsing and wireless e-commerce functions.

c)

Low-end mobile phones for mid and low-income consumers with competitive price

d)

Third Generation Mobile Technology (3G) mobile phones to cater for the various value-added services such as electronic wallet, stock trade, video conferencing, real-time news broadcasting, etc,

e)

Extended wireless products based on 2G, 2.5G and 2.75G networks, including GPS, Blue tooth, Auto wireless communication.

Expansion into Overseas Markets

We anticipate there is a trend that international mobile handset vendors will start to outsource products and services in China. We plan to increase our marketing efforts to target at potential foreign handset vendors and foreign trading companies. We also expect most demand for international sales of our products and services will come from Southeast Asia, Eastern Europe and South America.

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

We also plan to purchase advanced group of equipment and software to enhance our R&D capabilities.

Broaden Strategic Relationships in the Mobile Handset Value Chain

We believe our current strategic relationships with several leading wireless technology and platform providers such as Skyworks, MTK, VIA, Infineon have provided us with access to advanced technologies and we hope this will help us build our reputation in the industry. We anticipate these relationships will also allow us to secure competitive pricing and shorter supply lead time for component procurement for our customers. We also intend to establish and strengthen the strategic relationships with our top customers to further secure our position as their preferred provider of mobile handset design services and hope to become an integral part of their overall mobile handset strategic and product roadmap.

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

FTA certifies that a mobile handset submitted for testing has passed tests for its reliability and conformance with global standards.

CTA certifies that the use of a telecommunication terminal equipment in the national telecommunications network has been approved and complies with the requirements for network access and the national standards established by the Ministry of Information Industry.

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

Sales and marketing

Our sales force consists of approximately 15 salespeople and 15 technical support team. Most of them have many years of experience in the telecommunication industry. They are responsible for maintaining and establishing client relationships, trying to fulfill customers’ special needs, and introducing new technologies and applications in telecommunication field.

The following is our strategy with respect to the marketing of our products and services:

Branding

We believe that our success is largely dependent on our reputation in the industry. Therefore, it is important that we continue to promote awareness of our design services, products and our company through various promotional activities.

We frequently attend conferences, exhibitions and trade fairs sach as Cebit, HongKong Electronic Fair, Tianjin Mobile Handset Telecommunication Exhibition to promote our products and services. And we believe that our strong relationship with our strategic partners will helping us abtaining more business opportunities.

New Trends of Market Structure

We predict that operators and distributors may have larger market influence in the foreseeble future, which means more units would be sold through the operators and distributors network. We may seek for opportunities to do business with major operators and distributors.

Efficient Resources Utilization

We will continue to focus on our niche market, which are primarily local PRC mobile handset vendors offering mobile handsets at retail price of around RMB 600 to RMB 2,000 (US$80-US$260). We believe that our customers in this segment of the market are most likely to outsource mobile handset design to independent houses. In addition, we will intensify our efforts to increase overseas sales.

Build up a professional sales force

As of March 31, 2007, our marketing and sales team was comprised of 15 personnel. Through further recruitment and training, we aim to strengthen our marketing and sales team, improve efficiency and effectiveness of our marketing and sales management and procedures in areas of customer service, pricing, contractual terms and conditions, financial management, competitive strategies and market information.

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

Intellectual Property

We believe protection of our intellectual property rights is extremely important for our continuous success. As of the March, 31 2007, we have registered 17 patents, of which 15 have been approved. All of them are patents for product appearance. Besides, we have registered 6 copyrights for software. All of them are games and applications for mobile phone.

Our competitors

There are about nearly a hundred mobile phone design houses in China, including market leaders as Techfaith Wireless, Shanghai Sunplus, Shanghai Longcheer, Shanghai Simcom. Other major design houses include CEC Mobile, Shenzhen Wanchong, Shanghai Yuhua, Zhejiang Holley, STEP Technologies, Shenzhen Jinwave Technology and Shenzhen Yulong Communication Technology. We believe Shanghai Longcheer and Shanghai Simcom are our most direct competitors.

Certain of our competitors are substantially larger, have significantly greater financial, marketing, research and development, technological and operating resources and broader product lines than we do.

We think that competition in our markets is based primarily on technology innovation, product performance, reputation, delivery times, customer support and price. We believe we are among the few design houses which are capable of both software design and hardware design as well as performing the whole spectrum of design activities and developing functions or applications at chipset-level modules.

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

In January, 2007, Sunplus has established JiaXun, a 100% owned subsidiary in Zhangzhou in Fujian province. In March, 2007, JiaXun and Sunplus respectively acquired 20% and 80% interest in Fujian QiaoXing for the comstructioin of  technology park for long term development in mobile telecommunication industry . Fujian QiaoXing  was established on February 13, 2004, with registered capital of RMB20,000,000 (US$2,590,000). As of March, 31, 2007, the total assets of Fujian QiaoXing were US$4,284,000, consisting of land use rights of US$1,295,000, machinery and equipment of US$24,000 and construction in progress of US$740,000.

The current corporate structure of T-Bay Holdings is as follows:

	T-Bay Holdings, Inc. (OTCBB: TBYH)

100%		100%
Wise Target International Ltd.		Amber Link International Ltd.	Shanghai Fanna Industrial Product Design Co., Ltd.
75%		20%	5%

	Shanghai Sunplus Communication Technology Co., Ltd.
	100%
Zhangzhou JiaXun Communication Facility Co., Ltd.		80%
	20%
	Fujian QiaoXing Industry Co., Ltd.

Employees

As of March 31, 2007, we have approximately 149 employees, detailed information as follows:

Our employees in terms of functions & departments:

Function	Sales	R&D	Manufacture &Quality Control	Purchasing , Logistics& Financial	Other Mgt
Number of Employees	15	75	28	23	8
Percentages	10.1%	50.3%	18.8%	15.4%	5.4%

Our employees in terms of education:

	Master & Ph.D.	Bachelor	Diploma	Others
Number of Employees	5	77	45	22
Percentages	3.3%	51.7%	30.2%	14.8%

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, for whom competition is intense. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe we enjoy good relations with our employees and have low turnover rate.

Item 2.

Description of Property.

As of March 31, 2007, we have R&D headquarter in Shanghai, Tech-Support Center in Shenzhen and factory in Fujian.

Our principal executive offices occupy a whole floor of space with total area of 1,737 sq.m. on the 18th floor YongSheng Building, Zhongshan Xi Road, Xuhui District, Shanghai, China. These leased premises house the design department, product testing facilities, maintenance and administrative departments. The lease is $19,000 per month.

Our Tech-Support Center in Shenzhen occupies approximately 93 square meters at NongYuan Street, FuTian District.

Through our subsidiary Fujian QiaoXing, we hold two rights to use land with an area of approximately 124,321.9 square meters and 130,112.9 square meters in JinFeng Technology Zone in Fujian Province, on which our new manufacturing facility is under construction. The two land use rights will expire in September 2054. We also hold two  factory bulidings with construction area of 7,420 square meters and 5,500 square meters.

Item 3.

Legal Proceedings.

On October 12, Sunplus Technology Co., Ltd., (Taiwan, China) filed a suit against Shanghai Sunplus Communction Technology Co., Ltd., the Company’s subsidiary.  The suit was filed in Shanghai No. 1 Intermedical People’s Court, cashe number (2006) Civil case (intellectual property) No. 243.  The Plaintiff brought suit demanding that the Company cease using the “Sunplus” name.  The court granted the demand and the Company has now appealed the ruling in Shanghai Superior People’s Court.  The Company intends to vigorously defend its use of the name Sunplus but believes that should the Plaintiff’s ruling be upheld, that the Company will not suffer any risks.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the Over the Counter Bulletin Board under the symbol TBYH.  At May 1, 2007 there were 323 shareholders of record holding 30,088,174 shares of common stock.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.  The following table shows the highs and lows of the closing bid and ask price on the Company’s stock for the past quarter when it began trading on the Bulletin Board.

	CLOSING BID		CLOSING ASK

	High	Low	High	Low

2005
Jan. 3 thru Jan. 14.17		.10	.18	.14
Jan. 18 thru Mar. 31	2.05	.55	4.00	.95
(After a 1 for 20 reverse split)
Apr. 1 thru June 30	1.15	.55	1.20	.80
July 1 thru Sept. 30	2.18	1.15	2.20	1.20
Oct. 3 thru Dec. 30	1.90	1.20	1.91	1.30

2006
Jan. 3 thru March 31	3.72	1.28	3.75	1.30
April 3 thru June 30	3.21	2.20	3.23	2.25
July 3 thru Sept. 29	2.80	1.51	2.83	1.53
Oct. 2 thru Dec. 29	2.05	1.52	2.15	1.55

2007
Jan. 3 thru March 30	3.10	1.85	3.13	1.95

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

Recent Sales of Unregistered Securities

None.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS

Overview

For the fiscal year ended March 31, 2007, our net revenue increased by US$9,709,000 from US$25,527,000 to US$35,236, 000, which represented a 38.0% growth. Our net profit increased by US$2,121,000, or 21.0%, from US$10,082,000 to US$12,203,000. We reported per share earnings of $ 0.41 in fiscal year ended March 31, 2007, an increase of $0.07, or 20.6%, compared to $ 0.34 in the fiscal year ended March 31, 2006.

Net Revenue

		Fiscal Year Ended March 31
(in thousands of US dollars)		2007		2006
	Growth	Amount	%	Amount	%
Sales of components and handsets
- Sales of handsets	-100%	-%		4,953	19.4%
- Sales of components	729.6%	15,779	44.8%	1,902	7.5%
	130.2%	15,779	44.8%	6,855	26.9%

Revenue from design services	4.2%	19,457	52.2%	18,672	73.1%
NET REVENUE	38.0%	35,236	100.0%	25,527	100.0%

Our net revenue was US$35,236,000 for the fiscal year ended March 31, 2007, an increase of US$9,709,000, or 38.0%, from US$25,527,000 in the previous fiscal year.  Revenue from sales of mobile handsets and components was US$15,779,000 compared to US$6,855,000 in the last fiscal year, representing a 130.2% increase. Revenue from design services also increased to US$19,457,000 from US$18,672,000 in the last fiscal year.

Our net revenue increase mainly resulted from the growth in sales of mobile handset components-PCB and PCBA boards.  Since March 2005, to better utilize our resources, we decided to focus on revenue from design services rather than manufacturing and selling whole mobile handsets for our clients. If necessary, we coordinate the production services provided by third parties with our clients’ needs. We believe this will enable us to shift our resources from manufacturing and logistics to R&D and design services, which are our core strengths. In fiscal year ended March 31, 2007, customers placed more orders of PCB and PCBA boards, and as a result the percentage of our revenue from sales of mobile phone components increased substantially as compared with the previous year.

For the fiscal year ended March 31, 2007, revenue from design services represented 52.2% of total revenue, while revenue from manufacturing was 44.8%, compared to 73.1% from design services and 26.9% from manufacturing in the fiscal year ended March 31, 2006.

Detailed information on sale of mobile handsets and components

Sale of products increased from US$6,855,000 in fiscal 2006 to US$15,779,000 in fiscal 2007. The increase was mainly attributable to the growth in the sales of PCB and PCBA boards, the key components in the manufacture of mobile handsets.

We manufacture PCB and PCBA boards according to our customers’ request. Besides the amount of revenue from selling PCB and PCBA boards to our customers, we charge royalty fees by the number of PCB and PCBA boards we provide. We manufactured more PCB and PCBA boards for our customers for the fiscal year ended March 31, 2007 when compared to fiscal year ended March 31, 2006. The increase in sales of PCB and PCBA Board led to the increase in sale of components.

Since March 2006, a small quantity of our products have been sold to overseas market by our sales agent.

Detailed information on revenue from design services

Revenue from design services, increased from US$18,672,000 to US$19,457,000, or 4.2%. The increase was mainly attributable to the increase in mobile handset total solutions launched during the fiscal year.

In the second and the third fiscal quarters, the design fee revenue was lower than the same period in 2006. It was mainly because less new solutions kicked off in the 6 months from June to December. We have withheld the development of three other new model series since July 2006 because of our anticipation that one of our chipset platform providers may shift its business focus from baseband digital signaling business to other products. We have been actively looking for new partners since June 2006. Therefore, despite the slight negative impact on our operations for the six months from July to December 2006 because less new solutions have been introduced to the market, we managed to increase our new design models shortly afterwards. We started cooperation with VIA Technologies Inc.(VIA) in August 2006, with Anyka Inc.(Anyka) and Infineon Inc.(Infineon) in December 2006 and with MediaTek Inc., Ltd.(MTK) in January 2007 to develop mobile solutions for the China market. New solutions based on VIA, MTK, and Anyka+Infineon have been strong drivers of design revenue since December 2006.

During the fiscal year ended March 31, 2007, the Company launched 21 mobile handset total solutions in 9 series based on 3 different chipset platforms. As of March 31, 2007, we were able to provide 8 solutions based on 3 chipset platforms covering the high-end, mid-end and low-end markets, compared to 4 solutions based on only one chipset platform aiming at only the mid-end market in the first half of fiscal year 2007. We successfully established strategic partnerships with VIA, MTK, Anyka, Infineon, while keeping old relationship with Skyworks and other technology partners, which greatly expanded and diversified our product portfolio to cover more market segments. We can tailor-madk solutions featuring functions such as handwriting recognition, digital camera, Dual speaker, GPRS, FM radio, dictionary, PC Cam, blue tooth, E-mail, MP3, MPEG4 3GP, WAP, USB&T-Flash, MMS, CMOS, TV-out, fingerprint authentication, firewall and sound recorder.

The increase in the percentage revenue from design services was mainly due to more orders for  PCB and PCBA boards placed by our customers during the year.

For the fiscal year ended March 31, 2007, about 2.2 million of the mobile handsets designed by us were sold in the market.

Cost of Revenue

For the fiscal year ended March 31, 2007, the cost of revenue increased to US$17,606,000 from $9,612,000 in the fiscal year ended March 31, 2006, representing a 83.2% increase.  Cost of revenue primarily consisted of the purchase cost of raw and processed materials and indirect cost of R&D and quality control.

Detailed information on Cost of Revenue

		Fiscal year ended March 31
(in thousands of US dollars)		2007		2006
	Growth	Amount	%	Amount	%
Cost of revenue
Raw materials	81.6%	14,940	84.9%	8,226	85.6%
Indirect R&D	-47.7%	92	0.5%	176	1.8%
Model making	252.9%	180	1.0%	51	0.5%
Manufacturing expenses	541.7%	1,617	9.2%	252	2.7%
Business tax	-14.3%	777	4.4%	907	9.4%
	83.2	17,606	100.0%	9,612	100.0%

The significant increase was mainly attributable to the increase in purchase of raw materials. As we designed and manufactured more PCB and PCBA boards for our customers, we purchased more raw materials in the current fiscal year than in the fiscal year ended March 31, 2006. Key materials for manufacture such as chipsets and PCB blank boards accounted for a large proportion of cost of raw materials. The cost of raw material was up by US$6,714,000, or 81.6%, from US$8,226,000 to US$14,940,000.

Gross profit

Our gross profit was US$17,630,000 for the fiscal year ended March 31, 2007 as compared to $15,915,000 for the fiscal year ended March 31, 2006, representing a 10.8% growth. The increase in gross profit was mainly attributable to the increase of revenue from the sales of mobile handset components. Our customers ordered more PCB and PCBA boards during fiscal year ended March 31, 2007.

Operating Expenses

Operating expenses consist of selling expenses and general and administrative (G&A) expenses. For the fiscal year ended March 31, 2007, operating expenses were US$3,301,000, as compared to US$3,568,000 for the fiscal year ended March 31, 2006, representing a 7.5 % decrease.

Detailed information of operating expenses for the year ended March 31, 2007 is as follows:

	Fiscal year ended Mar. 31 (US$’000)
	2007		2006
	Amount	% of net revenue	Amount	% of net revenue

Operating Expenses	3,301	9.4%	3,568	14.0%
Selling Expenses	292	0.9%	234	0.9%
G&A expenses	3,009	8.5%	3,334	13.1%

Operating expenses during the fiscal year ended March 31, 2007 were US$3,301,000, 9.4% of revenue, compared to US$3,568,000 for the fiscal year ended March 31, 2006.

Selling expenses increased from US$234,000 to US$292,000. The increase was mainly attributable to market expansion and marketing-related expenses, such as the expense for international shows or exhibitions.

G&A expenses were US$3,009,000, 8.5% of revenue, compared to US$3,334,000 in the last fiscal year. Management enhanced tighter cost control, which aimed at reducing unnecessary management expense and improving operating efficiency. The decrease in G&A expenses was mainly due to the increase in depreciation charges and traveling expenses partially offset by a decrease in salaries and allowance for doubtful receivables.

We established an allowance of US$62,000 for doubtful receivables. The allowance for doubtful receivables was US$336,000 as of  March 31, 2007 compared to US$274,000 as of  March 31, 2006.  Allowance for doubtful receivables is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.

Interest Expense

For the fiscal year ended March 31, 2007, we had sufficient cash to meet obligations, and therefore, did not need to use our credit lines offered by local banks and other parties. As of March 31, 2007 we have no bank loans. We have incurred interest expenses of only $3,000 during the fiscal year ended March 31, 2007.

Minority Interests

Minority interests represent the portion of Sunplus’ income that we do not own.  In fiscal year 2007, minority interests were attributable to the minority interests owned by Shanghai Fanna, which was 5% of equity interest in Sunplus.

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

For the fiscal year ended March 31, 2007, Sunplus made an income tax provision of US$1,701,000 in total, compared to US$1,746,000 in the last fiscal year.

Fujian QiaoXing and JiaXun have not yet commenced operations and are not subject to any tax in the fiscal year ended March 31, 2007.

Net income

As a result of the above items, net income was US$12,203,000 for the fiscal year ended March 31, 2007, as compared to US$10,082,000 for fiscal year ended March 31, 2006, representing a 21.0% growth. The growth is mainly the result of significant increase of income from the sales of PCB and PCBA boards..

Earnings per share

We reported earning per share of $0.41, based on 30,088,174 outstanding weighted shares for the fiscal year ended March 31, 2007. Our outstanding common stock was 30,088,174 shares as of March 31, 2007. We do not have any preferred stock issued or outstanding .

Research and Development Costs

During the two years ended March 31, 2007 and 2006, research and development costs amounting to $92,000 and $176,000 respectively, were charged to operations and are included in cost of revenue.

Assets

Cash and cash equivalents

	March 31,
	2007	2006
	US$’000	US$’000
Cash and cash equivalents	67	4,673

Cash and cash equivalents were US$67,000 as of March 31, 2007. The Company manufactured more PCBs and PCBAs boards for our customers, which required more working capital, and furthermore, the Company invested in Zhangzhou Jiaxun and Fujian QiaoXing during fiscal year ended March 31, 2007.

Accounts receivable, net

As of March 31, 2007, accounts receivable amounted to US$19,317,000, an increase of $4,717,000 compared to $14,600,000 as of March 31, 2006. The increase was mainly because of the fast growth of the Company’s business. Customers in China usually request longer credit term from design houses until their products are launched and sold in the market. The credit term of accounts receivable usually is more than 3 months but not more than12 months.

The receivables are mostly from customers withwhom we have established long time good relationships. The credit terms we provide to our customers vary, depend on their size, industy reputation and historical credit performance. We believe there is not a high risk that these receivables are uncollectible.

The Company also recognized an additional allowance of US$62,000 for doubtful receivables in the fiscal year ended March 31, 2007, as compared to US$274,000 for the fiscal year ended March 31, 2006, to ensure accounts and other receivable are not overstated due to uncollectibility. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Detailed information on allowance for doubtful receivables

March 31, 2007
US$’000

Balance, beginning of year	363
Additions	62
Balance, end of year	425

Notes receivable

As of March 31, 2007, notes receivable was US$4,014,000, as compared to US$7,759,000 as of March 31, 2006. Notes receivable are mainly settlement of accounts receivable from customers who issued commercial notes as payments.

Inventories

Inventories comprised raw materials, work in progress and finished goods and are stated at the lower of cost or net realizable value. Net realizable value represents replacement cost for raw materials and net realizable value for finished goods and work in progress. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct materials, subcontracting charges and other overhead before the goods are ready for sale. Inventory costs do not exceed net realizable value.

	March 31
	2007	2006
	US$’000	US$’000
Inventories	878	1,982

As of March 31, 2007, the Company had inventories valued at US$878,000, a decrease of US$1,104,000, or 55.7%, compared to US$1,982,000 as at March 31, 2006. The significant decrease was attributed to the change of our business model, focusing on revenue from design services.

Inventories consisted of the following for the years ended March 31:

	2007	2006
	US$’000	US$’000
Raw materials	860	1,874
Work in progress	503	358
Finished goods	191	182
Total	1,554	2,414
Less: allowance for losses	676	(432)
Total	878	1,982

Raw materials of US$860,000 mainly consist of chipsets, PCB blank boards and multi-processor for PCBs and PCBAs manufacture. We maintain a certain level of key materials as a buffer to avoid a disruption of operating activities, and to ensure on-time delivery of the PCB and PCBA boards to our customers.

The finished goods of $191,000 consist of old models of mobile phones, for which a 100% allowance was made.

We made  an allowance of $421,000 against raw materials which were out-dated, $64,000 against obsolete work in progress and $191,000 against finished goods of old models which may need to be sold at lower than cost.

Property, Plant and Equipment

	March 31
	2007	2006
	US$’000	US$’000
Property, Plant and Equipment	3,951	398

As of March 31, 2007, our property, plant and equipment amounted to US$3,951,000, which increased significantly from US$398,000 as of  March 31, 2006.

The detailed information on property, plant and equipment is as follows:

	March 31
	2007	2006
	US$’000	US$’000
Cost
Machinery	4,364	205
Office equipment	404	361
Motor vehicles	104	95
Total	4,872	661

Accumulated depreciation
Machinery	643	68
Office equipment	238	162
Motor vehicles	40	33
Total	921	263

Carrying value
Machinery	3,721	137
Office equipment	166	199
Motor vehicles	64	62
Total	3,951	398

We acquired testing equipment and software of US$4,143,000 during the year to enhance our GSM, GPRS, WCDMA, TD-SCDMA, and other wireless extended products development capacity.

Land Use Rights

As of March 31, 2007, we have two land use rights in the amount of US$4,698,000 in JinFeng Technology Zone in Fujian Province. Land-use rights are stated at cost, less amortization. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in Fujian Province, PRC.

Deposits For Property, Plant and Equipment

As of March 31, 2007, we have paid deposits of US$4,698,000 for testing equipment and software. The testing equipment and software will be used for development on WCDMA, TD-SCDMA products development.

Goodwill

On March 19, 2007, Sunplus and Jiaxun acquired 80% and 20%, respectively, of Fujian Qiaoxing.  The acquisition allowed us to manufacture in our own facilities.  This transaction was accounted for using the purchase method of accounting.  As of the acquisition date, the Group recorded the fair market value of Fujian Qiaoxing’s assets and liabilities.  Fair market value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties.  The value of Fujian Qiaoxing’s land use rights was determined by reference to the open market value.  To the extent that the purchase price exceeded the fair value of the assets and liabilities assumed, goodwill was recorded.

Liabilities

	March 31
	2007	2006
	US$’000	US$’000
Liabilities	19,450	11,085
Current liabilities	15,483	7,521
Long-term liabilities	3,967	3,564

Our total liabilities as of March 31, 2007 were US$19,450,000, which consisted of US$15,483,000 in current liabilities and US$3,967,000 in long-term liabilities.

Long-term liabilities amounted to US$3,967,000 as of March 31, 2007, all of which were liabilities due to shareholders.

Capital Resources

Before the acquisition of Wise Target and Amber Link, which gave us a 95% interest in Shanghai Sunplus Communication Co. Ltd., we had no operations and relied on advances from officers and directors to fund our basic administration. We currently have on-going operations and believe we have sufficient capital to continue operations for the next twelve months.  We do not anticipate the need for additional capital at this time. However, should we require additional capital, we may take additional advances or loans from officers, sell equity or find other forms of financing. As of March 31, 2007, we had capital commitment of US$1,867,000 in respect of investment in Fujian QiaoXing of US$1,389,000 and property, plant and equipment of US$478,000.

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

Item 8B.  Other Information

March, 2007, JiaXun, a 100% subsidiary of Sunplus, and Sunplus respectively acquired 20% and 80% interests in Fujian QiaoXing Industry Co.,Ltd.(“Fujian QiaoXing”), which will focus on the manufacture of telephone and mobile components.  This acquisition allowed us to manufacture in our own facilities. Fujian QiaoXing was established on February 13, 2004, with registered capital of RMB25,000,000 (US$2,590,000).

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since

Xiaofeng Li	30	Director and Chief Executive Officer	August 2005

Meilian Li	35	Chairman of the Board	August 2005

Zhaohui Luo	38	Director	August 2005

Murry Zuhe Xiao	39	Chief Financial Officer	August 2005

Eric Xue	32	Chief Technical Officer	August 2005

The following is a brief summary of the business experience of our management.

Mr. Xiaofeng Li, Director and Chief Executive Officer.  Mr. Li holds a Bachelor Degree from Shanghai University, Industrial Design Department. From August 1998 to February 2001, Mr. Li was employed by Inventec Appliances Corp. where he was an Industrial Designer.  From 2001 to March 2002, Mr. Li was employed by Shanghai Fanna Industrial Product Design Co., Ltd. as executive director and general manager.  Since April 2002, Mr. Li has been Chairman of the Board of Shanghai Sunplus Communication Technology Co., Ltd.

Mr. Murry Zuhe Xiao, Chief Financial Officer.  Mr. Xiao is a Fellow Member of the Institute of Financial Accountant Association, a member of the Society of Registered Financial Planners, and a Member of China Institute of Certified Public Accountants.  Mr. Xiao holds a post graduate Certificate in Professional Accounting from City University, Hong Kong.  He also holds a degree in Economics from the Jiang Xi University of Finance and Economics.  Since 1999, Mr. Xiao had worked for Qiao Xing Universal Telephone, Inc. as Finance Manager for about 4 years   Mr. Xiao joined our Company in 2005.

Ms. Meilian Li, Chairman of the Board.  Ms. Li holds a Bachelor Degree in Accounting from Guangzhou Nanyang College.  From 2000 to the present, Ms. Li has held the position of Board Chairman of Shenzhen Youlian Transportation, Inc. where she is responsible for human resource management, strategic planning and financial management.

Mr. Zhaohui Luo, Director.  Mr. Luo holds a Masters of Business Administration from East China Normal University.  From 1993 to 2002, Mr. Luo was director and general manager of Huizhou Ganghui Electronic Engineering System Co., Ltd. He serves as a General Manger for Guangdong Consun Group, Shanghai Office since 2002.

Mr. Eric Xue, Chief Technical Officer.  Mr. Eric Xue served as Chief Technical Officer of Sunplus since 2003 in charge of research and development of hardware and software.  Mr. Xue worked as Section Manager in Motorola Electronics In Shanghai from 2000 until 2002. He previously worked at Inventic Application, Inc. as an electrical engineer.  Mr. Xue holds a Bachelor degree of Electronic and Communication Systems from Huadong Shifan University.

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

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

Summary Compensation Table for 2006 and 2005

						Non-Equity	Change in Pension Value
Name and				Stock	Option	Incentive Plan	and Nonqualified	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Deferred Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Tianpei Li (1)	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Principal Executive Officer

Silu Wu (1)	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO

Xiaofeng Li	2006	30,811	-0-	-0-	-0-	-0-	-0-	3,958	34,769
CEO	2007	57,594	-0-	-0-	-0-	-0-		4,082	61,676

Murry Zuhe Xiao	2006	23,126	-0-	-0-	-0-	-0-	-0-	-0-	23,126
CFO	2007	50,223	-0-	-0-	-0-	-0-	-0-	-0-	50,223

 (1) Resigned in August 2005

Compensation Plans

We do not currently have any written compensation plans for any of our employees.

Compensation of Board Members

Although we do not have a written compensation plan, Board members generally do not receive any remuneration for service on the Board.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder  Matters.

The following table sets forth as of May 1, 2007, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 30,088,174 issued and outstanding shares of common stock, par value $.001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

(1)  Director.

(2)  Officer

Item 12.  Certain Relationships and Related Transactions.

The Company advanced US$17,000 to Mr.Li Xiaofeng, a director and our Chief Executive Officer for business trip expenses which was recorded as a receivable as at March 31, 2007. These advances were subsequently settled and recorded as expenses for the next fiscal year. We owed Mr. Li US$773,000 which is recorded as a long term liability.

The Company advanced US$6,000 to Eric Yue, our Chief Technical Officer for business trip expenses which was recorded as a receivable as at March 31, 2006.  The amount was subsequently settled and recorded as expenses in the current fiscal year.

Li Meilian, Chairman of the Board and a shareholder is owed US$3,393,000 of which US$3,194,000 was recorded as a long term liability.

LEA Management Group, LLC, a former shareholder, is owed US$25,000 for service fees which was recorded as other payables.  We also paid LEA Management US$60,000 and US$58,000 in service fees for the years ended March 31, 2007 and 2006.

Item 13.  Exhibits.

Exhibit No.

SEC Ref. No.

Title of Document

Location

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

Item 14.  Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of T-BAY Holdings, Inc.’s annual financial statement and review of financial statements included in T-BAY Holdings, Inc.’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were US$136,000 for fiscal year ended 2007 and US$104,000 for fiscal year ended 2006.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of T-Bay’s financial statements that are not reported above were $nil for fiscal year ended 2007 and $nil for fiscal year ended 2006.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $nil for fiscal year ended March 31, 2007 and $nil for fiscal year ended March 31, 2006.

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

Date: June 29, 2007

By: /s/ Xiaofeng Li

Xiaofeng Li, Chief Executive Officer

Date:  June 29, 2007

By: /s/ Murry Zuhe Xiao

Murry Zuhe Xiao, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Meilian Li

By: /s/ Xiaofeng Li

Meilian Li, Chairman of the Board of Directors

Xiaofeng Li, Director

Date: June 29, 2007

Date: June 29, 2007

By: /s/ Zhaohui Luo

Zhaohui Luo, Director

Date: June 29, 2007

T-BAY HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

Together With Report Of

Independent Registered Public Accounting Firm

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheet

F-3

Consolidated Statements of Operations

F-4

Consolidated Statement of Changes in Stockholders’ Equity

F-5

Consolidated Statements of Cash Flows

F-6

Notes to Consolidated Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

T-Bay Holdings, Inc.

We have audited the accompanying consolidated balance sheet of T-Bay Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2007 and the results of its operations and cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens
Moore Stephens

Certified Public Accountants

Hong Kong

June 29, 2007

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

March 31, 2007

(In thousands of United States dollars)

	Note(s)	MARCH 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$67
Notes receivables		4,014
Accounts receivable, net	3	19,317
Prepayments, deposits and other receivables, net
Related parties	10	17
Third parties		3,208
Value Added Tax (“VAT”) recoverable		21
Inventories	4	878

Total current assets		27,522

PROPERTY, PLANT AND EQUIPMENT, NET	5	3,951
CONSTRUCTION IN PROGRESS		1,910
DEPOSIT FOR PROPERTY, PLANT AND EQUIPMENT		4,698
LAND USE RIGHTS	2(i)	9,488
GOODWILL	11	4,873
INTANGIBLE ASSETS, NET	6	31

TOTAL ASSETS		$52,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$2,570
Accruals and other payables
Related parties	10	199
Third parties		7,857
Receipts in advance		2,675
Income tax payable		2,182

Total current liabilities		19,450

LONG-TERM LIABILITIES
Due to shareholders	10	3,967

Total liabilities		17,385

MINORITY INTERESTS		1,303

COMMITMENTS AND CONTINGENCIES	12

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value $0.001, issued and outstanding Nil	2(p)	-
Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding 30,088,174		30
Additional paid-in capital		1,462
Public welfare fund		1,430
Statutory surplus fund		2,859
Retained earnings		23,975
Accumulated other comprehensive income		1,964

Total stockholders’ equity		31,720

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$52,473

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended March 31, 2007 and 2006

(In thousands of United States dollars, except per share data)

	Note(s)	YEAR ENDED MARCH 31,
		2007	2006

NET REVENUE		$35,236	$25,527

COST OF REVENUE		17,606	9,612

GROSS PROFIT		17,630	15,915

OPERATING EXPENSES
Selling expenses		292	234
General and administrative expenses		3,009	3,334

TOTAL OPERATING EXPENSES		3,301	3,568

INCOME FROM OPERATIONS		14,329	12,347

OTHER INCOME		7	23
INTEREST EXPENSE		(3)	(1)

INCOME BEFORE INCOME TAX AND MINORITY INTERESTS		14,333	12,369

INCOME TAX: CURRENT	7	(1,701)	(1,746)

INCOME BEFORE MINORITY INTERESTS		12,632	10,623

MINORITY INTERESTS		(429)	(541)

NET INCOME		12,203	10,082

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		1,548	423

COMPREHENSIVE INCOME		$13,751	$10,505

WEIGHTED AVERAGE NUMBER OF SHARES (in thousands)		30,088	29,273

EARNINGS PER SHARE (in dollars)	2 (q)	$0.41	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended March 31, 2007 and 2006

(In thousands of United States dollars)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	PUBLIC WELFARE FUND	STATUTORY SURPLUS FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares

Balance,
April 1, 2005	30,088,174	$ 30	$ 1,462	$ -	$ 513	$ 5,167	$ (7)	$ 7,165
Net income	-	-	-	-	-	10,082	-	10,082
Transfer	-	-	-	809	937	(1,746)	-	-
Foreign
currency
translation
adjustment	-	-	-	-	167	-	423	590

Balance, March 31, 2006	30,088,174	$ 30	$ 1,462	$ 809	$ 1,617	$ 13,503	$ 416	$ 17,837
Net income	-	-	-			12,203		12,203
Transfer	-	-	-	577	1,154	(1,731)	-	-
Foreign
currency
translation
adjustment	-	-	-	44	88	-	1,548	1,680

Balance,
March 31, 2007	30,388,174	$ 30	$ 1,462	$ 1,430	$ 2,859	$ 23,975	$ 1,964	$ 31,720

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended March 31, 2007 and 2006

 (In thousands of United States dollars)

	FOR THE YEAR ENDED MARCH 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,203	$10,082
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation	642	154
Amortization	14	13
Allowances for doubtful receivables	62	274
Allowance for inventories	244	432
Minority interests	429	541
Loss on disposal of property, plant and equipment	5	5
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,210)	(5,866)
Decrease/(increase) in notes receivable	3,949	(7,759)
(Increase)/decrease in prepayments, deposits and other receivables	(1,004)	317
Decrease in inventories	909	5,868
Decrease in accounts payable	(7)	(3,400)
Increase in accruals and other payables	1,161	1,013
Increase in receipts in advance	1,152	834
Decrease in VAT recoverable	(1)	(391)
Increase in income tax payable	171	1,746

Net cash generated from operating activities	15,719	3,863

CASH FLOWS FROM INVESTING ACTIVITIES
Cash outflow from acquisition of subsidiary (Note 11)	(12,565)	-
Acquisition of property, plant and equipment	(4,096)	(5)
Proceeds received from disposal of property, plant and equipment	14	-
Deposit paid for property, plant and equipment	(4,698)	-
Acquisition of intangible assets	(3)	(2)

Net cash used in investing activities	(21,348)	(7)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in minority interests	351	88
Increase in amounts due to shareholders	602	2

Net cash generated from financing activities	953	90

Effect of exchange rate changes on cash	70	21

Net increase in cash and cash equivalents	(4,606)	3,967

Cash and cash equivalents at beginning of year	4,673	706

Cash and cash equivalents at end of year	$67	$4,673

SUPPLEMENTAL INFORMATION
Income taxes paid	$1,530	$-
Interest paid	$3	$1

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

On August 16, 2005, pursuant to an Agreement and Plan of Reorganization, T-Bay issued 18,550,000 shares of its common stock for all of Amber Link International Limited’s (“Amber Link”) and Wise Target International Limited’s (“Wise Target”) outstanding shares of common stock (the “Merger”).  Amber Link and Wise Target are two of the owners of Shanghai Sunplus Communication Co., Ltd. (“Sunplus”).  As of March 31, 2007, Wise Target owned a 75% interest (2006: 74%) and Amber Link owned a 20% (2006: 21%) interest in Sunplus.  After the Merger and as of March 31, 2007, T-Bay indirectly owned a 95% interest in Sunplus.

Wise Target was incorporated on April 24, 2002 under the International Business Companies Act in the British Virgin Islands.

Amber Link was incorporated on May 10, 2002 under the International Business Companies Act in the British Virgin Islands.  During the year ended March 31, 2007, Amber Link commenced the sales of mobile phones and components.

Sunplus was established on October 17, 2002 under the laws of the People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices.  Sunplus commenced operations on May 1, 2003.  At March 31, 2007, Sunplus has approximately 150 staff, mostly engineers and software programmers.

On February 12, 2007, Sunplus established a wholly-owned subsidiary, Zhangzhou JiaXun Communication Facility Co., Ltd. (“Zhangzhou JiaXun”) under the laws of the PRC.  Zhangzhou JiaXun is an investment holding company.

On March 19, 2007, Sunplus and Zhangzhou JiaXun acquired 80% and 20%, respectively, of Fujian Qiaoxing Industry Co., Ltd. (“Fujian Qiaoxing”) (Note 11).  Fujian Qiaoxing has not commenced operations as of March 31, 2007.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2007

2. Summary of Significant Accounting Policies

(a) Basis of Preparation and Consolidation

The consolidated financial statements for the year ended March 31, 2007 include the financial statements of T-Bay and its subsidiaries (hereinafter, referred to collectively as the “Group”) and are prepared in conformity with accounting principles generally accepted in the United States of America. All significant inter-company balances and transactions have been eliminated in consolidation.

The consolidated balance sheet as of March 31, 2007 includes T-Bay, Wise Target, Amber Link, Sunplus, Zhangzhou JiaXun and Fujian Qiaoxing.  The consolidated statement of operations for the year ended March 31, 2007 includes T-Bay, Wise Target, Amber Link and Sunplus for the full year and Zhangzhou JiaXun and Fujian Qiaoxing from date of establishment/acquisition.  The consolidated statement of operations for the year ended March 31, 2006 includes Wise Target and Sunplus for the full year, and Amber Link and T-Bay from August 16, 2005.

(b) Goodwill

Goodwill arising on consolidation represents the excess of the cost of acquisition over the Group’s interest in the fair value of the identifiable assets and liabilities of subsidiary at the date of acquisition. Goodwill is recognized as an asset and carried at cost less impairment.  In accordance with SFAS No. 142, goodwill is tested for impairment on an annual basis.  Recognized impairment losses of goodwill cannot be reversed.

Goodwill arising on the acquisition of subsidiaries is presented separately in the balance sheet.

(c) Use of Estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include useful lives of depreciable and amortizable assets and allowance for doubtful receivables.  Actual results could differ from those estimates.

(d) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2007, the Group did not have any cash equivalents.

(e) Allowance for Doubtful Receivables

The Group recognizes an allowance for doubtful receivables to ensure accounts and other receivable are not overstated due to uncollectibility.  Allowance for doubtful receivables is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  An additional allowance for individual accounts is recorded when the Group becomes aware of a customer’s or other debtor’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s or other debtor’s operating results or financial position. If circumstances related to customers or debtors change, estimates of the recoverability of receivables would be further adjusted (See Note 3).

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2007

(f) Inventories

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

(g) Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is provided principally by use of the straight-line method over the estimated useful lives of the related assets.  Expenditure for maintenance and repairs, which does not improve or extend the expected useful life of the assets, is expensed to operations while major repairs are capitalized.

Management estimates that property, plant and equipment have a 10% residual value.  The estimated useful lives are as follows:

Machinery

5 years

Office equipment

5 years

Motor vehicles

5 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of operations and comprehensive income.

(h) Construction in progress

Construction in progress represents factory buildings under construction and machinery under installation and is stated at cost and not depreciated.  Construction in progress is reclassified to the appropriate category of property, plant and equipment when completed and ready for use.

(i) Land use rights

Land-use rights are stated at cost, less amortization. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in Fujian Province, PRC.

(j) Intangible Assets

Intangible assets consist of software and patents and are amortized using the straight-line method over their estimated useful life of 5 years.

(k) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Group evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized.  As of March 31, 2007, no impairment loss has been recognized.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2007

(l) Income Taxes

The Group accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes".  Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Group reviews the differences between the tax bases under PRC tax laws and financial reporting under US GAAP.  As of March 31, 2007, no material differences were found; therefore, there were no material deferred tax assets or liabilities arising from the operations of the subsidiaries in the PRC.

Under current PRC tax laws, no tax is imposed in respect to distributions paid to owners except individual income tax.

(m) Revenue Recognition

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery.  Revenue from design services is recognized when earned on the basis of the terms specified in the underlying contractual agreements.

(n) Research and development costs

Research and development costs consist of expenditure incurred during the course of planned research and investigation aimed at discovery of new knowledge which will be useful for developing new products or significantly enhancing existing products, and the implementation of such through design and testing of product alternatives.  All expenses incurred in connection with the Group’s research and development activities are charged to current income.  During the two years ended March 31, 2007 and 2006, research and development costs amounting to $92,000 and $176,000, respectively, were charged to operations and are included in cost of revenue.

(o) Foreign Currency Transactions

The functional currencies of the Group are U.S. dollars, Hong Kong dollars and Renminbi, and its reporting currency is U.S. dollars.  The Group’s balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise.  Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholder’s equity.  Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the consolidated statement of operations as incurred.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Group because it has not engaged in any significant transactions that are subject to the restrictions.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2007

(p) Fair Value of Financial Instruments

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

(q) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the year.  Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for the year, if dilutive.  There are no common stock equivalents in 2007 and 2006.

(r) Profit Appropriation

In accordance with PRC regulations, the PRC subsidiaries are required to make appropriations to the statutory surplus reserve, based on after-tax net income determined in accordance with PRC GAAP. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the statutory public welfare fund and discretionary surplus reserve fund are made on the same basis as statutory surplus fund, normally at 5%-10% or higher rates and are generally optional at the discretion of the Board of Directors.  Statutory surplus reserve is non-distributable other than in liquidation.

(s) Preferred stock

No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by our board of directors from time to time.

3. Allowance for Doubtful Receivables

MARCH 31, 2007
US$’000

Balance, beginning of year	363
Additions	62

Balance, end of year	425

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2007

4. Inventories

As of March 31, 2007, inventories consisted of the following:

MARCH 31, 2007
US$’000

Raw materials	860
Work in progress	503
Finished goods	191

1,554

Less: allowance for losses	(676)

Total	878

The changes in the inventory allowances are summarized as follows:

MARCH 31, 2007
US$’000

Balance, beginning of year	432
Additions	244

Balance, end of year	676

5. Property, Plant and Equipment, Net

MARCH 31, 2007
US$’000
Cost
Machinery	4,364
Office equipment	404
Motor vehicles	104

4,872
Accumulated depreciation
Machinery	643
Office equipment	238
Motor vehicles	40

921
Carrying value
Machinery	3,721
Office equipment	166
Motor vehicles	64

3,951

Depreciation expense for each of the years ended March 31, 2007 and 2006 was approximately $642,000 and $154,000, respectively.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2007

6. Intangible Assets, Net

MARCH 31, 2007
US$’000
Cost
Software	68
Patents	3

71
Accumulated amortization
Software	39
Patents	1

40
Carrying value
Software	29
Patents	2

31

Amortization expense for each of the year ended March 31, 2007 and 2006 was approximately $14,000 and $13,000, respectively.  The estimated amortization expense for the five years ending March 31, 2008, 2009, 2010, 2011 and 2012 amounts to approximately $14,000, $14,000, $2,000, $1,000 and $nil, respectively.

7. Income Taxes

Amber Link and Wise Target are not subject to income taxes in any tax jurisdiction.

No provision for income tax for T-Bay has been made as it incurred a loss for the year.

Sunplus is subject to PRC Income Tax.  Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai is 27% (24% national income tax plus 3% local income tax).

Zhangzhou JiaXun and Fujian Qiaoxing have not commenced operations.

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

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2007

7. Income Taxes (continued)

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	YEAR ENDED MARCH 31,
	2007	2006
	US$’000	US$’000

Income before income tax	14,333	12,369

Income tax on pretax income at statutory rate	4,873	4,205
Effect of different tax rates of subsidiary operating in other jurisdictions	(2,219)	(879)
Tax effect of non-deductible expenses	665	160
Tax effect of non-taxable income	(40)	(49)
Valuation allowance	120	64
Tax effect of exemption	(1,698)	(1,755)

Income tax	1,701	1,746

As of March 31, 2007, T-Bay had accumulated net operating loss carryforwards for United States federal tax purposes of approximately of $5,223,000, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at March 31, 2007.  The net operating loss carryforwards expires in years 2012 through 2025.

As of March 31, 2007, deferred tax assets consist of:-

MARCH 31, 2007
US$’000

Net operating loss carryforwards	1,778
Less: valuation allowance	(1,778)
Net	-

8. Concentrations and Credit Risk

The Group operates principally in the PRC (including Hong Kong) and grants credit to its customers in this geographic region.  Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

Financial instruments that potentially subject the Group to a concentration of credit risk consist of cash, accounts and notes receivable.

At March 31, 2007, the Group had credit risk exposure of uninsured cash in banks of approximately $67,000.

A substantial portion of revenue was generated from one group of customers for the year ended March 31, 2007 and 2006.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2007

8. Concentrations and Credit Risk (continued)

The net sales to customers representing at least 10% of net total sales are as follows:

	YEAR ENDED MARCH 31,
	2007		2006
	US$’000%		US$’000%

Customer A	7,542	21	10	-
Customer B	3,385	10	22	-
Customer C*	3,382	10	2,358	9
Customer D*	-	-	3,094	12
Customer E*	13	-	2,175	9
Customer group A*	8,823	25	17,194	67

At March 31, 2007, this group of customers accounted for 41% of net accounts receivable.  The accounts receivable have repayment terms of not more than twelve months.  The Group does not require collateral to support financial instruments that are subject to credit risk.

The following customers had balances greater than 10% of the total accounts receivable as of March 31, 2007:

	MARCH 31, 2007
	US$’000%

Customer C*	3,262	17
Customer F	3,840	20
Customer G	3,359	17
Customer H*	2,470	13
Customer I*	2,188	11
Customer group A*	7,952	41

* Customer C, D, E, H and I are in Customer group A

9. Retirement and Welfare Benefits

The full-time employees of the PRC subsidiaries are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan.  The PRC subsidiaries are required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $297,000 and $319,000 for the two years ended March 31, 2007 and 2006, respectively.  The PRC subsidiaries are required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits.  The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees.

10. Related Party Transactions

The Group engages in business transactions with the following related parties:

a. Li Xiaofeng, a stockholder of T-Bay.

b. Li Meilian, a stockholder of T-Bay.

c. LEA Management Group LLC (“LEAM”), a former stockholder of T-Bay

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2007

10. Related Party Transactions (continued)

The Group has the following transactions and balances with related parties:-

MARCH 31, 2007
US$’000

Other receivables – Li Xiaofeng	17

Other payable – Li Meilian	199

Long-term liabilities
Other payable – Li Meilian	3,194
Other payable – Li Xiaofeng	773
3,967

The balances have no stated terms for repayment and are not interest bearing.  The payables to Li Meilian and Li Xiaofeng are not repayable within the next twelve months.

During the year ended March 31, 2007 and 2006, the Group paid $60,000 and $58,000 service fees to LEAM in respect of communications and consultancy services which were charged to operations.

11. Acquisition of subsidiary

On March 19, 2007, Sunplus and Zhangzhou JiaXun acquired 80% and 20%, respectively, of Fujian Qiaoxing from a third party.  The acquisition is to allow the Group to manufacture in their own facilities.  This transaction was accounted for using the purchase method of accounting.  As of March 31, 2007, Fujian Qiaoxing has not yet commenced operations; therefore, no income or loss of Fujian Qiaoxing is included in the 2007 consolidated statement of operations.  As of the acquisition date, the Group recorded the fair market value of Fujian Qiaoxing’s assets and liabilities.  Fair market value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties.  The value of Fujian Qiaoxing’s land use rights was determined by reference to the open market value.  To the extent that the purchase price exceeded the fair value of the assets and liabilities assumed, goodwill was recorded.  The resuting land use rights acquired in connection with the acquisition will be amortized over 47 years.  The allocation of the purchase price to assets acquired and liabilities assumed was as follows:-

Acquisition of subsidiary	US$’000

Net assets acquired:-
Property, plant and equipment	24
Construction in progress	1,910
Land use rights *	9,488
Cash and bank balances	33
Other receivables	1,645
Other payables	(3,986)

Net assets acquired	9,114

Goodwill on consolidation	4,873

Consideration	13,987

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2007

11. Acquisition of subsidiary (continued)

US$’000
Satisfied by:
Cash	12,598
Other payable	1,389

Total consideration	13,987

An analysis of the net outflow of cash and cash equivalents in respect of the acquisition of Fujian Qiaoxing is as follows:-

US$’000
Cash and bank balances acquired	33
Less: cash consideration paid	(12,598)

Net cash outflow	(12,565)

Proforma information is not presented as it is not significant.

12. Commitments and Contingencies

a.

As of March 31, 2007, Sunplus leased office premises under an agreement expiring in 2008.

Rental expenses for the two years ended March 31, 2007 and 2006 amounted to $315,000 and $265,000, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

The future minimum lease payments under the above-mentioned lease as of March 31, 2007 are as follows:-

US$’000
Year Ending March 31,
2008	196

b.

Sunplus entered into a technology service contract with a customer for a period of three years starting from February 2003.  Under this agreement, Sunplus paid customer service fees of $38,000 in the year ended March 31, 2006, which were charged to operations.  The agreement was early terminated in February 2006.

c.

As of March 31, 2007, the Group had capital commitments in relation to investment in Fujian Qiaoxing of $1,389,000 and property, plant and equipment in the amount of $478,000.

d.  In August 2006, Sunplus Technology Co., Ltd., a company incorporated in the Republic of China filed a suit against Sunplus.  The plaintiff brought suit demanding that Sunplus cease using the “Sunplus” name and the company website.  In April 2007, the court granted the demand and Sunplus has now appealed the ruling in Shanghai Superior People’s Court.  Sunplus intends to vigorously defend its use of name “Sunplus” and its website and believes that Sunplus will not suffer any substantial pecuniary damages.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2007

13. New Accounting Pronouncements

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more defined benefit pension plans or other postretirement plans to 1) recognize the funded status of a plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet; 2) recognize in shareholders’ equity as a component of accumulated other comprehensive loss, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not yet recognized as components of net periodic benefit cost; 3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and 4) disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  The Group does not have any defined benefit pension or other postretirement plans.

The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) in February 2006. SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006.  The Group does not have any hybrid financial instruments.

The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 156”) in March 2006. SFAS No. 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. A company would recognize a servicing asset or servicing liability initially at fair value. A company will then be permitted to choose to subsequently recognize servicing assets and liabilities using the amortization method or fair value measurement method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006.  The adoption of SFAS No. 156 will not have any material impact on the Group’s financial statements.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in an income tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Group is currently assessing the impact FIN No. 48 will have on the financial statements but does not anticipate it will be material.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2007

13. New Accounting Pronouncements (continued)

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses the way companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Group is currently assessing the impact SFAS No. 157 will have on the financial statements.

In September 2006, the U.S. SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The Group adopted the provisions of SAB 108 effective March 31, 2007. The adoption of SAB 108 did not have an impact on the consolidated financial statements.

Emerging Issues Task Force (“EITF”) 06-03 “How Taxes Collected from Customers are Remitted to Governmental Authorities Should be Presented on the Income Statement (That Is, Gross versus Net Presentation)” issued by the EITF of the FASB is effective for the Company on April 1, 2007.  The Task Force concluded that presentation of sales and value-added taxes is an accounting policy decision that should be disclosed pursuant to APB Opinion 22.  Such presentation may be on a gross bassis (included in revenues and costs) or a net basis (excluded from revenues).  The Group will adopt EITF 06-03 on April 1, 2007.  The adoption is not expected to have a material impact in the consolidated financial statements.

FUJIAN QIAOXING INDUSTRY CO., LTD.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

MARCH 31, 2007

Together With Report Of

Independent Registered Public Accounting Firm

FUJIAN QIAOXING INDUSTRY CO., LTD.

(A Development Stage Enterprise)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-22

Balance Sheet

F-23

Statements of Operations

F-24

Statement of Changes in Owners’ Equity

F-25

Statements of Cash Flows

F-26

Notes to Financial Statements

F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Owners of

Fujian Qiaoxing Industry Co., Ltd.

(A Development Stage Enterprise)

We have audited the accompanying balance sheet of Fujian Qiaoxing Industry Co., Ltd. (the “Company”) (A Development Stage Enterprise) as of March 31, 2007, and the related statements of operations, changes in owners’ equity and cash flows for the year ended March 31, 2007 and the period from February 13, 2004 (date of establishment) to March 31, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and the results of its operations and cash flows for the year ended March 31, 2007 and the period from February 13, 2004 (date of establishment) to March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens
Moore Stephens

Certified Public Accountants

Hong Kong

June 29, 2007

FUJIAN QIAOXING INDUSTRY CO., LTD.

(A Development Stage Enterprise)

BALANCE SHEET

March 31, 2007

(In thousand of United States dollars)

	Note(s)	MARCH 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$33
Prepayments, deposits and other receivables, net		2,192

Total current assets		2,225

PROPERTY, PLANT AND EQUIPMENT, NET	3	24
CONSTRUCTION IN PROGRESS	2(e)	740
LAND USE RIGHTS	2(f)	1,295

TOTAL ASSETS		$4,284

LIABILITIES AND OWNERS’ EQUITY
CURRENT LIABILITIES
Accruals and other payables
Related parties	5	$66
Third parties		1,854

Total current liabilities		1,920

COMMITMENTS AND CONTINGENCIES	6

OWNERS’ EQUITY
Paid-up registered capital		2,590
Deficit accumulated during the development stage		(220)
Accumulated other comprehensive income		(6)

Total owners’ equity		2,364

TOTAL LIABILITIES AND OWNERS’ EQUITY		$4,284

The accompanying notes are an integral part of these financial statements.

FUJIAN QIAOXING INDUSTRY CO., LTD.

(A Development Stage Enterprise)

STATEMENT OF OPERATIONS

For the period from February 13, 2004 (date of establishment) to March 31, 2007

(In thousand of United States dollars, except per share data)

	Note(s)	Year ended March 31, 2007	For the period from February 13, 2004 (date of establishment) to March 31, 2007 cumulative

NET REVENUE		$-	$-

COST OF REVENUE		-	-

GROSS PROFIT		-	-

OPERATING EXPENSES
General and administrative expenses		220	220

LOSS BEFORE INCOME TAX		(220)	(220)

INCOME TAX: CURRENT	2(h)	-	-

NET LOSS	2(o)	(220)	(220)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment		(6)	(6)

COMPREHENSIVE LOSS		$(226)	$(226)

The accompanying notes are an integral part of these financial statements.

FUJIAN QIAOXING INDUSTRY CO., LTD.

(A Development Stage Enterprise)

STATEMENT OF CHANGES IN OWNERS’ EQUITY

For the period from February 13, 2004 (date of establishment) to March 31, 2007

 (In thousand of United States dollars)

	PAID-UP REGISTERED CAPITAL		ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL OWNERS’ EQUITY
	RMB’000	US$

Capital contribution
in February 2004	3,000	$ 388	$ -	$ -	$ 388
In March 2004	1,000	130	-	-	130
in April 2004	4,000	518	-	-	518
In July 2005	12,000	1,554	-	-	1,554
Net loss	-	-	(220)	-	(220)
Foreign currency translation adjustment	-	-	-	(6)	(6)

Balance, March 31, 2007	20,000	$ 2,590	$ (220)	$ (6)	$ 2,364

The accompanying notes are an integral part of these financial statements.

FUJIAN QIAOXING INDUSTRY CO., LTD.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the period from February 13, 2004 (date of establishment) to March 31, 2007

 (In thousand of United States dollars)

	Year ended March 31, 2007	For the period from February 13, 2004 (date of establishment) to March 31, 2007 cumulative

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(220)	$(220)
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation	3	8
Changes in operating assets and liabilities:
Increase in prepayments, deposits and other receivables	(503)	(2,192)
Increase in accruals and other payables	1,191	1,920

Net cash generated from/(used in) operating activities	471	(484)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	-	(32)
Acquisition of construction-in-progress	(471)	(740)
Acquisition of land use rights	-	(1,295)

Net cash used in investing activities	(471)	(2,067)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions by owners	-	2,590

Net cash generated from financing activities	-	2,590

Effect of exchange rate changes on cash	(5)	(6)

Net increase/(decrease) in cash and cash equivalents	(5)	33

Cash and cash equivalents at beginning of year/period	38	-

Cash and cash equivalents at end of year/period	$33	$33

SUPPLEMENTAL INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

FUJIAN QIAOXING INDUSTRY CO., LTD.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

1. The Company

Fujian Qiaoxing Industry Co., Ltd. (the “Company”) was established in the People’s Republic of China (“PRC”) on February 13, 2004 by Huizhou Qiaoxing Development Co. Ltd. and Huizhou Qiaoxing Trading Co. Ltd.  Its registered capital is RMB20,000,000 (US$2,590,000).

On March 19, 2007, Shanghai Sunplus Communication Technology Co., Ltd. and Zhangzhou JiaXun Communication Facility Co., Ltd. (“Zhangzhou JiaXun”) acquired 80% and 20%, respectively, of the Company.

The Company is considered a development stage enterprise and is in the process of construction of factories for production of mobile phones.  As of March 31, 2007, it has not commenced operations.

2. Summary of Significant Accounting Policies

(a) Basis of Preparation

The Company has not earned any revenue.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7”).  Among the disclosures required by SFAS 7 are the Company’s financial statements be identified as those of a development stage company, and that the statement of earnings, retained earnings and owners’ equity and cash flows disclose activity since the date of the Company’s establishment.

The accompanying financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

(b) Use of Estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include depreciation.  Actual results could differ from those estimates.

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2007, the Company did not have any cash equivalents.

(d) Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is provided principally by use of the straight-line method over the estimated useful lives of the related assets.  Expenditure for maintenance and repairs, which does not improve or extend the expected useful life of the assets, is expensed to operations while major repairs are capitalized.

Management estimates that property, plant and equipment have a 10% residual value.  The estimated useful lives are as follows:

Office equipment

5 years

Motor vehicles

5 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of operations and comprehensive income.

FUJIAN QIAOXING INDUSTRY CO., LTD.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2007

(e) Construction in progress

Construction in progress represents factory buildings under construction and machinery under installation and is stated at cost and not depreciated.  Construction in progress is reclassified to the appropriate category of property, plant and equipment when completed and ready for use.

(f) Land use rights

Land-use rights are stated at cost, less amortization. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in Fujian Province, PRC.

(g) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized.  As of March 31, 2007, no impairment loss has been recognized.

(h) Income Taxes

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

The Company reviews the differences between the tax bases under PRC tax laws and financial reporting under US GAAP.  As of March 31, 2007, no material differences were found; therefore, there were no material deferred tax assets or liabilities arising from the operations of the Company in the PRC.

Under current PRC tax laws, no tax is imposed in respect to distributions paid to owners except individual income tax.

(i) Foreign Currency Transactions

The functional currencies of the Company is Renminbi, and its reporting currency is U.S. dollars.  The Company’s balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise.  Translation gains and losses are deferred and accumulated as a component of other comprehensive income in owners’ equity.  Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

FUJIAN QIAOXING INDUSTRY CO., LTD.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2007

(j) Fair Value of Financial Instruments

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

For certain financial instruments, including cash, other receivables, accruals and other payables, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations.

(o) Earnings per Share

For the period ended March 31, 2007, earnings per share is not shown as there are no shares outstanding.

3. Property, Plant and Equipment, Net

MARCH 31, 2007
US$’000
Cost
Office equipment	3
Motor vehicles	29

32
Accumulated depreciation
Office equipment	1
Motor vehicles	7

8
Carrying value
Office equipment	2
Motor vehicles	22

24

Depreciation expense for period ended March 31, 2007 was approximately $8,000.

4. Concentrations and Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and other receivable.  The Company does not require collateral to support financial instruments that are subject to credit risk.

At March 31, 2007, the Company had credit risk exposure of uninsured cash in banks of approximately $33,000.

FUJIAN QIAOXING INDUSTRY CO., LTD.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2007

5. Related Party Transactions

The Company has the following balance with related parties:-

MARCH 31, 2007
US$’000

Other payable to a shareholder
– Zhangzhou JiaXun	66

6. Commitments and Contingencies

As of March 31, 2007, the Company did not have any capital commitments.

7. New Accounting Pronouncements

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more defined benefit pension plans or other postretirement plans to 1) recognize the funded status of a plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet; 2) recognize in shareholders’ equity as a component of accumulated other comprehensive loss, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not yet recognized as components of net periodic benefit cost; 3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and 4) disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  The Company does not have any defined benefit pension or other postretirement plans.

The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) in February 2006. SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006.  The Company does not have any hybrid financial instruments.

The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 156”) in March 2006. SFAS No. 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. A company would recognize a servicing asset or servicing liability initially at fair value. A company will then be permitted to choose to subsequently recognize servicing assets and liabilities using the amortization method or fair value measurement method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006.  The adoption of SFAS No. 156 will not have any material impact on the Company’s financial statements.

FUJIAN QIAOXING INDUSTRY CO., LTD.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2007

7. New Accounting Pronouncements (continued)

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in an income tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact FIN No. 48 will have on the financial statements but does not anticipate it will be material.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses the way companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently assessing the impact SFAS No. 157 will have on the financial statements.

In September 2006, the U.S. SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The Company adopted the provisions of SAB 108 effective March 31, 2007. The adoption of SAB 108 did not have an impact on the financial statements.

Emerging Issues Task Force (“EITF”) 06-03 “How Taxes Collected from Customers are Remitted to Governmental Authorities Should be Presented on the Income Statement (That Is, Gross versus Net Presentation)” issued by the EITF of the FASB is effective for the Company on April 1, 2007.  The Task Force concluded that presentation of sales and value-added taxes is an accounting policy decision that should be disclosed pursuant to APB Opinion 22.  Such presentation may be on a gross bassis (included in revenues and costs) or a net basis (excluded from revenues).  The Company will adopt EITF 06-03 on April 1, 2007.  The adoption is not expected to have a material impact in the financial statements.