Form 10QSB
period 2007-06-30
T BAY HOLDINGS INC
filed 2007-08-21
CIK 868689

OMB APPROVAL OMB Number: 3235-0416 Expires: April 30, 2010 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number  033-37099-S

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

As of August 15, 2007 the Company had 30,088,174 shares of common stock, $.001 par value issued and outstanding

Transitional Small Business Disclosure Format (Check one):  Yes ⁪   No ☒

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

T-BAY HOLDINGS, INC.

AND SUBSIDIARIES

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30, 2007

(In thousands of United States dollars)

	Note(s)	JUNE 30, 2007	MARCH 31, 2007
		Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$4,055	$67
Notes receivables		-	4,014
Accounts receivable, net		22,541	19,317
Prepayments, deposits and other receivables, net
Related parties	8	19	17
Third parties		4,700	3,208
Value Added Tax (“VAT”) recoverable		49	21
Inventories	3	965	878

Total current assets		32,329	27,522

PROPERTY, PLANT AND EQUIPMENT, NET	4	3,802	3,951
CONSTRUCTION IN PROGRESS		1,936	1,910
DEPOSIT FOR PROPERTY, PLANT AND EQUIPMENT		4,767	4,698
LAND USE RIGHTS		9,507	9,488
GOODWILL		4,873	4,873
INTANGIBLE ASSETS, NET		28	31

TOTAL ASSETS		$57,242	$52,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$3,532	$2,570
Accruals and other payables
Related parties	8	199	199
Third parties		8,270	7,857
Receipts in advance		3,608	2,675
Income tax payable		2,616	2,182

Total current liabilities		18,225	19,450

LONG-TERM LIABILITIES
Due to shareholders	8	3,967	3,967

Total liabilities		22,192	17,385

MINORITY INTERESTS		1,594	1,303

COMMITMENTS AND CONTINGENCIES	9

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value $0.001, issued and outstanding Nil		-	-
Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding 30,088,174		30	30
Additional paid-in capital		1,462	1,462
Public welfare fund		1,430	1,430
Statutory surplus fund		2,859	2,859
Retained earnings		25,378	23,975
Accumulated other comprehensive income		2,297	1,964

Total stockholders’ equity		33,456	31,720

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$57,242	$52,473

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2007 and 2006

(In thousands of United States dollars, except per share data)

	Note(s)	THREE MONTHS ENDED JUNE 30,
		2007	2006

NET REVENUE		$6,058	$3,862

COST OF REVENUE		2,461	641

GROSS PROFIT		3,597	3,221

OPERATING EXPENSES
Selling expenses		57	34
General and administrative expenses		1,666	714

TOTAL OPERATING EXPENSES		1,723	748

INCOME FROM OPERATIONS		1,874	2,473

OTHER INCOME		4	1
INTEREST EXPENSE		(2)	(3)

INCOME BEFORE INCOME TAX AND MINORITY INTERESTS		1,876	2,471

INCOME TAX: CURRENT	5	(399)	(438)

INCOME BEFORE MINORITY INTERESTS		1,477	2,033

MINORITY INTERESTS		(74)	(105)

NET INCOME		1,403	1,928

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		333	59

COMPREHENSIVE INCOME		$1,736	$1,987

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC AND DILUTED (in thousand)		30,088	30,088

EARNINGS PER SHARE (in dollars)		$0.05	$0.06

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended June 30, 2007

(In thousands of United States dollars)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	PUBLIC WELFARE FUND	STATUTORY SURPLUS FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares

Balance, March 31, 2007	30,088,174	$ 30	$ 1,462	$ 1,430	$ 2,859	$ 23,975	$ 1,964	$ 31,720
Net income	-	-	-	-	-	1,403	-	1,403
Foreign currency translation adjustment	-	-	-	-	-	-	333	333
Balance, June 30, 2007	30,088,174	$ 30	$ 1,462	$ 1,430	$ 2,859	$25,378	$2,297	$33,456

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended June 30, 2007 and 2006

 (In thousands of United States dollars)

	FOR THE THREE MONTHS ENDED JUNE 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,403	$1,928
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation	215	26
Amortization	3	3
Minority interests	74	105
Allowance for doubtful receivable	983	-
Changes in operating assets and liabilities:
Decrease in notes receivable	4,037	2,414
Increase in accounts receivable	(3,950)	(1,854)
(Increase)/decrease in prepayments, deposits and other receivables	(1,454)	28
Increase in VAT recoverable	(28)	(28)
Increase in inventories	(74)	(37)
Increase/(decrease) in accounts payable	934	(108)
Increase in accruals and other payables	328	298
Increase/(decrease) in receipts in advance	896	(91)
Increase in income tax payable	399	438

Net cash generated from operating activities	3,766	3,122

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(9)	(3,355)
Acquisition of intangible assets	-	(2)
Increase in construction in progress	(15)	-

Net cash used in investing activities	(24)	(3,357)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in minority interests	210	6
Increase in amounts due to shareholders	-	117

Net cash generated from financing activities	210	123

Effect of exchange rate changes on cash	36	16

Net increase/(decrease) in cash and cash equivalents	3,988	(96)

Cash and cash equivalents at beginning of period	67	4,673

Cash and cash equivalents at end of period	$4,055	$4,577

SUPPLEMENTAL INFORMATION
Income taxes paid	$-	$-
Interest paid	$2	$3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

On August 16, 2005, pursuant to an Agreement and Plan of Reorganization, T-Bay issued 18,550,000 shares of its common stock for all of Amber Link International Limited’s (“Amber Link”) and Wise Target International Limited’s (“Wise Target”) outstanding shares of common stock (the “Merger”).  Amber Link and Wise Target are two of the owners of Shanghai Sunplus Communication Co., Ltd. (“Sunplus”).  As of June 30, 2007, Wise Target owned a 75% interest (March 31, 2007: 75%) and Amber Link owned a 20% (March 31, 2007: 20%) interest in Sunplus.  After the Merger and as of June 30, 2007, T-Bay indirectly owned a 95% interest in Sunplus.

Wise Target was incorporated on April 24, 2002 under the International Business Companies Act in the British Virgin Islands.

Amber Link was incorporated on May 10, 2002 under the International Business Companies Act in the British Virgin Islands.  Amber Link is engaged in the sales of mobile phones and components.

Sunplus was established on October 17, 2002 under the laws of the People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices.  Sunplus commenced operations on May 1, 2003.  At June 30, 2007, Sunplus has approximately 150 staff, mostly engineers and software programmers.

On February 12, 2007, Sunplus established a wholly-owned subsidiary, Zhangzhou JiaXun Communication Facility Co., Ltd. (“Zhangzhou JiaXun”) under the laws of the PRC.  Zhangzhou JiaXun is an investment holding company.

On March 19, 2007, Sunplus and Zhangzhou JiaXun acquired 80% and 20%, respectively, of Fujian Qiaoxing Industry Co., Ltd. (“Fujian Qiaoxing”).  Fujian Qiaoxing has not commenced operations as of June 30, 2007.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

JUNE 30, 2007

2. Summary of Significant Accounting Policies

(a) Basis of Preparation

The accompanying unaudited consolidated financial statements of TBay and its subsidiaries (collectively referred to as the “Group”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of financial position and results of operations for the interim period have been included and such adjustments are of a normal recurring nature.  These financial statements should be read in conjunction with the consolidated financial statements of T-Bay for the year ended March 31, 2007 and notes thereto contained in the Form 10-KSB as filed with the Securities and Exchange Commission.  The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results for the full fiscal year ending March 31, 2008.

(b) Basis of Consolidation

The consolidated balance sheet as of June 30, 2007 (unaudited) and March 31, 2007 and the unaudited consolidated statement of operations for the three months ended June 30, 2007 include T-Bay, Wise Target, Amber Link, Sunplus, Zhangzhou JiaXun and Fujian Qiaoxing.  The unaudited consolidated statement of operations for the three months ended June 30, 2006 includes T-Bay, Wise Target, Amber Link and Sunplus only.

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

3. Inventories

As of June 30, 2007 and March 31, 2007, inventories consisted of the following:

	JUNE 30, 2007	MARCH 31, 2007
	US$’000	US$’000

Raw materials	790	860
Work in progress	582	503
Finished goods	194	191

	1,566	1,554

Less: allowance for losses	(601)	(676)

Total	965	878

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

JUNE 30, 2007

4. Property, Plant and Equipment, Net

	JUNE 30, 2007	MARCH 31, 2007
	US’000	US$’000
Cost
Machinery	4,430	4,364
Office equipment	417	404
Motor vehicles	106	104

	4,953	4,872
Accumulated depreciation
Machinery	851	643
Office equipment	255	238
Motor vehicles	45	40

	1,151	921
Carrying value
Machinery	3,579	3,721
Office equipment	162	166
Motor vehicles	61	64

	3,802	3,951

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

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	THREE MONTHS ENDED JUNE 30,
	2007	2006
	US$’000	US$’000

Income before income tax	1,876	2,471

Income tax on pretax income at statutory rate	637	840
Effect of different tax rates of subsidiary operating in other jurisdictions	(131)	(177)
Tax effect of non-deductible expenses	290	184
Tax effect of non-taxable income	(15)	-
Valuation allowance	17	22
Tax effect of exemption	(399)	(431)

Income tax	399	438

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

JUNE 30, 2007

5. Income Taxes (continued)

As of June 30, 2007, T-Bay had accumulated net operating loss carryforwards for United States federal income tax purposes of approximately of $5,280,000, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at June 30, 2007.  The net operating loss carryforwards expire in years 2012 through 2025.

As of June 30, 2007, deferred tax assets consist of:-

JUNE 30, 2007
US$’000

Net operating loss carryforwards	1,795
Less: valuation allowance	(1,795)
Net	-

6. Concentrations and Credit Risk

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

At June 30, 2007, the Group had credit risk exposure of uninsured cash in banks of approximately $4,055,000.

A substantial portion of revenue was generated from one group of customers for the three months ended June 30, 2007 and 2006.

The net sales to customers representing at least 10% of net total sales are as follows:

	THREE MONTHS ENDED JUNE 30,
	2007		2006
	US$’000%		US$’000%

Customer A	896	15	1,499	39
Customer B	-	-	753	19
Customer C*	-	-	625	16
Customer D*	-	-	563	15
Customer E	717	12	152	4
Customer F	799	13	-	-
Customer group A*	926	15	1,188	31

At June 30, 2007 and March 31, 2007, this group of customers accounted for 10% and 41% of net accounts receivable.  The accounts receivable had repayment terms of not more than twelve months.  The Group does not require collateral to support financial instruments that are subject to credit risk.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

JUNE 30, 2007

6. Concentrations and Credit Risk (continued)

The following customers had balances greater than 10% of the total gross accounts receivable as of June 30, 2007 and March 31, 2007:

	JUNE 30, 2007		MARCH 31, 2007
	US$’000%		US$’000%

Customer D*	3,298	15	3,262	17
Customer G	3,025	13	3,840	20
Customer H	2,309	10	3,359	17
Customer I*	3,911	17	2,470	13
Customer J*	1,623	7	2,188	11
Customer group A*	10,267	46	7,952	41

* Customers C, D, I and J are in Customer group A

7. Retirement and Welfare Benefits

The full-time employees of the PRC subsidiaries are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan.  The PRC subsidiaries are required to accrue the employer portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $64,000 and $52,000 for the three months ended June 30, 2007 and 2006, respectively.  The PRC subsidiaries are required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits.  The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees.

8. Related Party Transactions

The Group engages in business transactions with the following related parties:

a. Li Xiaofeng, a stockholder of T-Bay.

b. Li Meilian, a stockholder of T-Bay.

The Group had the following transactions and balances with related parties:-

	JUNE 30, 2007	MARCH 31, 2007
	US$’000	US$’000

Other receivables – Li Xiaofeng	19	17

Other payable – Li Meilian	199	199

Long-term liabilities
Other payable – Li Meilian	3,194	3,194
Other payable – Li Xiaofeng	773	773
	3,967	3,967

The balances have no stated terms for repayment and are not interest bearing.  The payables to Li Meilian and Li Xiaofeng are not repayable within the next twelve months.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

JUNE 30, 2007

9. Commitments and Contingencies

a.

As of June 30, 2007, Sunplus leased office premises under several agreements expiring from 2008 to 2009.

Rental expenses for the three months ended June 30, 2007 and 2006 amounted to $64,000 and $56,000, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

The future minimum lease payments under the above-mentioned leases as of June 30, 2007 are as follows:-

US$’000
Year Ending March 31,
2008	214
2009	104
318

c.

As of June 30, 2007, the Group had capital commitments in relation to investment in Fujian Qiaoxing of $1,409,000 and property, plant and equipment in the amount of $485,000.

c.

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

10. New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in an income tax return. FIN No. 48 requires companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures includes potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period.  The disclosures also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 also requires a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 has had no major impact on the financial statements.

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

We conduct our business through our 95% owned subsidiary, Shanghai Sunplus Communication Technology Co., Ltd., a Sino-foreign joint venture established in China in 2002, which provides a wide span of mobile handset design and other services to leading mobile handset brand owners in China.  Sunplus also provides total solution services to its customers, starting from new product concept identification, handset exterior design, hardware and software design, material procurement, production, and after-sale maintenance services. Historically, our customers included multinational brand names such as Motorola, NEC, Siemens, China Telecom, Panasonic and Alcatel. During the current fiscal year, we also conduct our business through Amber Link. Our major customers in China in fiscal year ended March 31, 2007 were Shenzhen Feihu Communication Co., Ltd. (“Feihu Commnunication”), Shenzhen Henkai Co. Ltd.(Shenzhen Henkai), Huizhou Qiao Xing Famous Technology Co., Ltd. (“Qiao Xing Famous Technology”), Shenzhen LaiDi Electronics Co., Ltd. (“Shenzhen LaiDi”) and Shenzhen Siecom Communication Technology Co., Ltd. (“Shenzhen Siecom”) ..

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

Current Business Development

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

Intellectual Property

We believe protection of our intellectual property rights is extremely important for our continuous success. As of June 30, 2007, we have registered 17 patents, of which 15 have been approved. All of them are patents for product appearance. Besides, we have registered 6 copyrights for software. All of them are games and applications for mobile phone.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Overview

For the three months ended June 30, 2007, our net revenue increased by US$2,196,000 from US$3,862,000 to US$6,058,000, which represented a 56.9% growth as compared with the same period last year. Our net income decreased by US$525,000 from US$1,928,000 to US$1,403,000, which represented a 27.2% decrease. We reported per share earnings of US$ 0.05 in three months ended June 30, 2007.

Net Revenue

		Three months ended June 30
(in thousand US dollars)		2007		2006
	Growth%	Amount	%	Amount	%
Sales of components and handsets	379.9	2,025	33.4	422	10.9
Revenue from design services	17.2	4,033	66.6	3,440	89.1
NET REVENUE	56.9	6,058	100.0	3,862	100.0

Our net revenue was US$6,058,000 for the three months ended June 30, 2007, an increase of US$2,196,000, or 56.9%, from US$3,862,000 for the three months ended June 30, 2006.  Revenue from sales of mobile handsets and components was US$2,025,000 compared to US$422,000 in the same period of the previous fiscal year, representing a 379.9% increase, and the revenue from design services increased to US$4,033,000 from US$3,440,000 in the same period of the previous fiscal year, represented a 17.2% increase.

The percentage of revenue from sales of handsets and components increased to 33.4% from 10.9% for the same period of last fiscal year.  Since March 2005, to better utilize our resources, we decided to focus on revenue from design services rather than manufacturing and selling whole mobile handsets for our clients. If necessary, we coordinate the production services provided by third parties to our clients. We believe this will enable us to shift our resources from manufacturing and logistics to Research and Development (“R&D”) and design services, which are our core strengths.

Detailed information on sale of mobile handsets and components

Sales of products increased from US$422,000 to US$2,025,000. The increase was mainly due to the growth in sales of PCB and PCBA Board, a key component in mobile handset manufacture.

For the three months ended June 30, 2007, revenue from sales of handsets and components was 33.4%, compared to 10.9% in the same period of 2006.

We manufacture PCB and PCBA boards according to our customers’ special request. Besides the amount of revenue from selling PCB and PCBA board to our customers, we charge royalty fees by the number of PCB and PCBA boards we provided. We manufactured more PCB and PCBA boards for our customer for the three months ended June 30, 2007 compared to the same period in 2006. The increase in sales of PCB and PCBA boards led to the increase in sales of components and handsets.

Detailed information on revenue from design services

Revenue from design services increased to US$4,033,000 from US$3,440,000, representing a 17.2 % increase. The increase was mainly attributable to more new solutions released to market place.

For the three months ended June 30, 2007, revenue from design services represented 66.6% of total revenue, compared to 89.1% in the same period of 2006.

We have released 4 new solutions in 2 series for the three months ended June 30, 2007. Products based on MTK, VIA and ANYKA have been kicked off in succession. Along with the solutions released in February and March, there were about 6 solutions on sale on the market. Benefit by more solutions released, the sale of design solutions remain strong following a historical best sale period in three months ended March 31, 2007.

Cost of Revenue

For the three months ended June 30, 2007, the cost of revenue increased to US$2,461,000 from US$641,000 for three months ended June 30, 2006, representing a 283.9% increase. The increase was mainly attributed to the increase in cost of raw materials due to the growth in the manufacture of PCB and PCBA boards and the increase of overhead expenses.

Gross profit

Our gross profit was US$3,597,000 for the three months ended June 30, 2007 compared to US$3,221,000 for the three months ended June 30, 2006, representing an 11.7% increase. The increase in gross profit was resulted from the increase of design revenue and sales of PCB and PCBA boards for our customers.

Operating Expenses

Operating expenses consists of selling expenses and general and administrative (G&A) expenses. For the three months ended June 30, 2007, operating expenses were US$1,723,000, compared to US$748,000 for the same period of last year, representing a 130.3% increase, mainly because of the increase in G&A expenses.

Detailed information of operating expenses for the three months ended June 30, 2007 is as follows:

		Three months ended June 30 (US$’000)
		2007		2006
	Growth	Amount	% of net revenue	Amount	% of net revenue
Operating Expenses	130.3%	1,723	28.4%	748	19.4%
Selling Expenses	67.6%	57	0.9%	34	0.9%
G&A expenses	133.3%	1,666	27.5%	714	18.5%

Selling expenses increased from US$34,000 to US$57,000, representing a 67.6% increase, mainly because of more marketing-related expenses.

G&A expenses were US$1,666,000, 27.5% of revenue, compared to US$714,000 in the same period of last year, representing a 133.3% increase. The increase in G&A expense was mainly due to the increase in depreciation and provision for bad and doubtful debts. We incurred US$215,000 depreciation and US$983,000 provision for bad and doubtful debts during the three months ended June 30, 2007. We incurred US$26,000 depreciation during the same period in the previous fiscal year. The increase in provision for bad and doubtful debts was mainly attributable to change in bad and doubtful debts policy. We incurred 50% provision for receivables overdue for one year, as compared with 10% provision in the same period of last year, in consideration of the increased risk of collecting receivables from our customers.

Interest Expense

For the three months ended June 30, 2007, we have incurred US$2,000 interest expenses. We incurred US$3,000 interest expense during the same period in the previous fiscal year.

Minority Interest

Minority interests represent the portion of Sunplus’ income that we do not own. For the three months ended June 30, 2007, minority interests were attributable to the minority interest owned by Shanghai Fanna, which was 5% of the equity interest in Sunplus.

Income Tax

Sunplus is subject to People’s Republic of China (“PRC”) Income Tax.  Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai is 27% (24% national income tax plus 3% local income tax).

Pursuant to the relevant laws and regulations in the PRC, Sunplus is entitled to an exemption from PRC Income Tax for two years starting from its first profitable year.  As Sunplus’ statutory year-end is December 31, the exemption applied from January 1, 2003 to June 31, 2004.  Sunplus is also entitled to three years of 50% exemption after the expiration of the two years of full exemption. The 50% exemption applies from January 1, 2005 to December 31, 2007. Therefore, Sunplus is now subject to a 13.5% income tax.

For the three months ended June 30, 2007, Sunplus made an income tax provision of US$399,000 in total, compared to US$438,000 in the same period of the previous fiscal year.

Net income

As a result of the above items, net income was US$1,403,000 for the three months ended June 30, 2007 compared to US$1,928,000 for the three months ended June 30, 2006, representing 27.2% decrease.

Earnings per share

We reported earnings per share of US$0.05, based on 30,088,174 outstanding weighted shares. Our outstanding common stock was 30,088,174 shares as of June 30, 2007. We do not have any preferred stock issued or outstanding warrants or options.

LIQUIDITY AND CAPITAL RESOURCES

Assets

As of June 30, 2007, the total assets of the Company were US$57,242,000, which consisted of US$32,329,000 in current assets, US$3,802,000 in property, plant and equipment(PPE), US$1,936,000 in construction in progress, US$4,767,000 in deposit for PPE, US$28,000 in intangible assets, US$9,507,000 in land use right and US$4,873,000 in goodwill.

Liabilities

Our total liabilities as of June 30, 2007 were US$22,192,000, which consisted of US$18,225,000 in current liabilities and US$3,967,000 in long-term liabilities. Long term liabilities were all liabilities due to shareholders.

Capital Resources

Before the acquisition of Wise Target and Amber Link, which gave us a 95% interest in Shanghai Sunplus Communication Co. Ltd., we had no operations and relied on advances from officers and directors to fund our basic operations.  We do not anticipate the need for additional capital at this time.  However, should we require additional capital, we may take additional advances or loans from officers, sell equity or find other forms of financing. As of June 30, 2007, we had capital commitment of US$1,409,000 in respect of investment in Fujian Qiaoxing and US$485,000 in respect of purchase of property, plant and equipment.

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

   T-BAY HOLDINGS, INC.

Date: August 20, 2007

By: /s/ Xiaofeng Li

Xiaofeng Li, Chief Executive Officer

Date:  August 20, 2007

By: /s/ Murry Zuhe Xiao

Murry Zuhe Xiao, Chief Financial Officer