Form 10QSB
period 2007-09-30
T BAY HOLDINGS INC
filed 2007-11-14
CIK 868689

OMB APPROVAL OMB Number: 3235-0416 Expires: April 30, 2010 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2007

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

As of November 13, 2007 the Company had 30,088,174 shares of common stock, $.001 par value issued and outstanding

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

T-BAY HOLDINGS, INC.

AND SUBSIDIARIES

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30, 2007

(In thousands of United States dollars)

		SEPTEMBER 30,	MARCH 31,
	Note(s)	2007	2007
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	6	$11,304	$67
Notes receivables		-	4,014
Accounts receivable, net		17,182	19,317
Prepayments, deposits and other receivables, net
Related parties	8	26	17
Third parties		5,028	3,208
Value Added Tax (“VAT”) recoverable		43	21
Inventories	3	937	878

Total current assets		34,520	27,522

PROPERTY, PLANT AND EQUIPMENT, NET	4	3,633	3,951
CONSTRUCTION IN PROGRESS		1,948	1,910
DEPOSIT FOR PROPERTY, PLANT AND EQUIPMENT		4,843	4,698
LAND USE RIGHTS		9,528	9,488
GOODWILL		4,873	4,873
INTANGIBLE ASSETS, NET		42	31

TOTAL ASSETS		$59,387	$52,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$2,339	$2,570
Accruals and other payables
Related parties	8	199	199
Third parties		8,714	7,857
Receipts in advance		4,270	2,675
Income tax payable		1,183	2,182

Total current liabilities		16,705	19,450

LONG-TERM LIABILITIES
Due to shareholders	8	3,993	3,967

Total liabilities		20,698	17,385

MINORITY INTERESTS		1,772	1,303

COMMITMENTS AND CONTINGENCIES	9

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value $0.001, issued and outstanding Nil		-	-
Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding 30,088,174		30	30
Additional paid-in capital		1,462	1,462
Public welfare fund		1,430	1,430
Statutory surplus fund		2,859	2,859
Retained earnings		28,471	23,975
Accumulated other comprehensive income		2,665	1,964

Total stockholders’ equity		36,917	31,720

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$59,387	$52,473

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and six months ended September 30, 2007 and 2006

(In thousands of United States dollars, except per share data)

		THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	Note(s)	2007	2006	2007	2006

NET REVENUE		$7,381	$10,798	$13,439	$14,660

COST OF REVENUE		(2,824)	(6,385)	(5,285)	(7,026)

GROSS PROFIT		4,557	4,413	8,154	7,634

OPERATING EXPENSES
Selling expenses		67	43	124	77
General and administrative expenses		700	1,046	2,366	1,760

TOTAL OPERATING EXPENSES		767	1,089	2,490	1,837

INCOME FROM OPERATIONS		3,790	3,324	5,664	5,797

OTHER INCOME		30	3	34	4
INTEREST EXPENSE		(2)	(2)	(4)	(5)

INCOME BEFORE INCOME TAX AND MINORITY INTERESTS		3,818	3,325	5,694	5,796

INCOME TAX: CURRENT	5	(562)	(531)	(961)	(969)

INCOME BEFORE MINORITY INTERESTS		3,256	2,794	4,733	4,827

MINORITY INTERESTS		(163)	(144)	(237)	(249)

NET INCOME		3,093	2,650	4,496	4,578

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		368	271	701	330

COMPREHENSIVE INCOME		$3,461	$2,921	$5,197	$4,908

WEIGHTED AVERAGE NUMBER OF SHARES		30,088	30,088	30,088	30,088

EARNINGS PER SHARE		$0.10	$0.09	$0.15	$0.15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended September 30, 2007

(In thousands of United States dollars)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	PUBLIC WELFARE FUND	STATUTORY SURPLUS FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares

Balance, March 31, 2007	30,088,174	$ 30	$ 1,462	$ 1,430	$ 2,859	$ 23,975	$ 1,964	$ 31,720
Net income	-	-	-	-	-	4,496	-	4,496
Foreign currency translation adjustment	-	-	-	-	-		701	701
Balance, September 30, 2007	30,088,174	$ 30	$ 1,462	$ 1,430	$ 2,859	$ 28,471	$ 2,665	$ 36,992

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended September 30, 2007 and 2006

 (In thousands of United States dollars)

	FOR THE SIX MONTHS ENDED SEPTEMBER 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,496	$4,578
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation	438	209
Amortization	8	7
Minority interests	237	249
Gain on disposal of property, plant and equipment	(5)	-
Allowance for doubtful receivable	1,121	-
Changes in operating assets and liabilities:
Decrease in notes receivable	4,102	7,869
(Increase)/Decrease in accounts receivable	1,477	(5,647)
(Increase)/decrease in prepayments, deposits and other receivables	(1,750)	(549)
Increase in VAT recoverable	(22)	(203)
Increase in inventories	(31)	(421)
Decrease in accounts payable	(286)	(242)
Increase in accruals and other payables	641	1,876
Increase in receipts in advance	1,523	810
(Decrease)/increase in income tax payable	(1,057)	974
Net cash generated from operating activities	10,892	9,676

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of property, plant and equipment	(10)	(4,064)
Proceeds from disposal of property, plant and equipment	12
Acquisition of intangible assets	(18)	(2)
Deposit paid for property, plant and equipment and intangible assets	-	(10,018)
Increase in construction in progress	(16)	-
Net cash used in investing activities	(32)	(14,084)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash advance from minority shareholder	220	-
Cash advance from shareholders	26	297

Net cash generated from financing activities	246	297

Effect of exchange rate changes on cash	131	95

Net increase/(decrease) in cash and cash equivalents	11,237	(4,016)

Cash and cash equivalents at beginning of period	67	4,673

Cash and cash equivalents at end of period	$11,304	$657

SUPPLEMENTAL INFORMATION
Income taxes paid	$1,960	$-
Interest paid	$4	$5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

On August 16, 2005, pursuant to an Agreement and Plan of Reorganization, T-Bay issued 18,550,000 shares of its common stock for all of Amber Link International Limited’s (“Amber Link”) and Wise Target International Limited’s (“Wise Target”) outstanding shares of common stock (the “Merger”).  Amber Link and Wise Target are two of the owners of Shanghai Sunplus Communication Co., Ltd. (“Sunplus”).  As of September 30, 2007, Wise Target owned a 75% interest (March 31, 2007: 75%) and Amber Link owned a 20% (March 31, 2007: 20%) interest in Sunplus.  After the Merger and as of September 30, 2007, T-Bay indirectly owned a 95% interest in Sunplus.

Wise Target was incorporated on April 24, 2002 under the International Business Companies Act in the British Virgin Islands.

Amber Link was incorporated on May 10, 2002 under the International Business Companies Act in the British Virgin Islands.  Amber Link is engaged in the sales of mobile phones and components.

Sunplus was established on October 17, 2002 under the laws of the People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices.  Sunplus commenced operations on May 1, 2003.  At September 30, 2007, Sunplus has approximately 130 staff, mostly engineers and software programmers.

On February 12, 2007, Sunplus established a wholly-owned subsidiary, Zhangzhou JiaXun Communication Facility Co., Ltd. (“Zhangzhou JiaXun”) under the laws of the PRC.  Zhangzhou JiaXun is an investment holding company.

On March 19, 2007, Sunplus and Zhangzhou JiaXun acquired 80% and 20%, respectively, of Fujian Qiaoxing Industry Co., Ltd. (“Fujian Qiaoxing”).  Fujian Qiaoxing has not commenced operations as of September 30, 2007.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2007

2. Summary of Significant Accounting Policies

(a) Basis of Preparation

The accompanying unaudited consolidated financial statements of T-Bay and its subsidiaries (collectively referred to as the “Group”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary to make the interim financial statements not misleading have been included and such adjustments are of a normal recurring nature.  These financial statements should be read in conjunction with the consolidated financial statements of T-Bay for the year ended March 31, 2007 and notes thereto contained in the Form 10-KSB as filed with the Securities and Exchange Commission.  The results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of the results for the full fiscal year ending March 31, 2008.

(b) Basis of Consolidation

The consolidated balance sheet as of September 30, 2007 (unaudited) and March 31, 2007 and the unaudited consolidated statement of operations for the three and six months ended September 30, 2007 include T-Bay, Wise Target, Amber Link, Sunplus, Zhangzhou JiaXun and Fujian Qiaoxing.  The unaudited consolidated statement of operations for the three and six months ended September 30, 2006 includes T-Bay, Wise Target, Amber Link and Sunplus only.

(c) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for the period, if dilutive.  There are no common stock equivalents.

3. Inventories

As of September 30, 2007 and March 31, 2007, inventories consisted of the following:

	SEPTEMBER 30, 2007	MARCH 31, 2007
	US$’000	US$’000

Raw materials	867	860
Work in progress	483	503
Finished goods	197	191

	1,547	1,554

Less: allowance for losses	(610)	(676)

Total	937	878

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2007

4. Property, Plant and Equipment, Net

	SEPTEMBER 30, 2007	MARCH 31, 2007
	US$’000	US$’000
Cost
Machinery	4,500	4,364
Office equipment	426	404
Motor vehicles	81	104

	5,007	4,872
Accumulated depreciation
Machinery	1,068	643
Office equipment	276	238
Motor vehicles	30	40

	1,374	921
Carrying value
Machinery	3,432	3,721
Office equipment	150	166
Motor vehicles	51	64

	3,633	3,951

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

Zhangzhou JiaXun and Fujian Qiaoxing have not commenced operations.

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2007

5. Income Taxes (continued)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	SEPTEMBER 30, 2007	SEPTEMBER 30, 2006	SEPTEMBER 30, 2007	SEPTEMBER 30, 2006
	US$’000	US$’000	US$’000	US$’000

Income before income tax	3,818	3,325	5,694	5,796

Income tax on pretax income at statutory rate	1,298	1,131	1,936	1,971
Effect of different tax rates of subsidiary operating in other jurisdictions	(267)	(238)	(398)	(416)
Tax effect of non-deductible expenses	90	138	380	323
Tax effect of non-taxable income	(8)	-	(24)	-
Valuation allowance	11	26	28	48
Tax effect of exemption	(562)	(526)	(961)	(957)

Income tax expense	562	531	961	969

As of September 30, 2007, T-Bay had accumulated net operating loss carryforwards for United States federal income tax purposes of approximately of $5,313,000, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at September 30, 2007.  The net operating loss carryforwards expire in years 2012 through 2025.

As of September 30, 2007, deferred tax assets consist of:-

SEPTEMBER 30, 2007
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

At September 30, 2007, the Group had credit risk exposure of uninsured cash in banks of approximately $11,304,000.

A substantial portion of revenue was generated from one group of customers for the three and six months ended September 30, 2007 and 2006.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2007

6. Concentrations and Credit Risk (continued)

The net sales to customers representing at least 10% of net total sales are as follows:

	FOR THE THREE MONTHS ENDED				FOR THE SIX MONTHS ENDED
	SEPTEMBER 30, 2007		SEPTEMBER 30, 2006		SEPTEMBER 30, 2007		SEPTEMBER 30, 2006
	US$’000%		US$’000%		US$’000%		US$’000%

Customer A*	-	-	1,140	11	-	-	1,140	8
Customer B	829	11	1,164	11	1,187	9	1,164	8
Customer C	163	2	1,102	10	174	1	1,102	8
Customer D	298	4	3,731	35	1,097	8	3,731	25
Customer E	1,119	15	-	-	2,015	15	1,499	10
Customer F*	-	-	1,042	10	-	-	1,605	11
Customer G	813	11	-	-	1,171	9	-	-
Customer H	812	11	963	9	1,170	9	963	7
Customer I	823	11	-	-	1,181	9	-	-
Customer Group A	780	11	2,182	21	1,706	13	2,745	19

At September 30, 2007 and March 31, 2007, this group of customers accounted for 23% and 41% of net accounts receivable.  The accounts receivable had repayment terms of not more than twelve months.  The Group does not require collateral to support financial instruments that are subject to credit risk.

The following customers had balances greater than 10% of the total gross accounts receivable as of September 30, 2007 and March 31, 2007:

	SEPTEMBER 30, 2007		MARCH 31, 2007
	US$’000%		US$’000%

Customer A*	431	3	2,470	13
Customer B	2,636	15	3,359	17
Customer E	1,650	10	8	-
Customer F*	1,545	9	3,262	17
Customer H	2,801	16	3,840	20
Customer J*	515	3	2,188	11
Customer group A*	3,868	23	7,952	41

* Customers A, F and J are in Customer group A

7. Retirement and Welfare Benefits

The full-time employees of the PRC subsidiaries are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan.  The PRC subsidiaries are required to accrue the employer portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $57,000 and $121,000 for the three and six months ended September 30, 2007 and $65,000 and $121,000 for the three and six months ended September 30, 2006, respectively.  The PRC subsidiaries are required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits.  The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2007

8. Related Party Transactions

The Group engages in business transactions with the following related parties:

a. Li Xiaofeng, a stockholder of T-Bay.

b. Li Meilian, a stockholder of T-Bay.

The Group had the following transactions and balances with related parties:-

	SEPTEMBER 30, 2007	MARCH 31, 2007
	US$’000	US$’000

Other receivables – Li Xiaofeng	26	17

Other payable – Li Meilian	199	199

Long-term liabilities
Other payable – Li Meilian	3,220	3,194
Other payable – Li Xiaofeng	773	773
	3,993	3,967

The balances have no stated terms for repayment and are not interest bearing.  The payables to Li Meilian and Li Xiaofeng are not repayable within the next twelve months.

9. Commitments and Contingencies

a.

As of September 30, 2007, Sunplus leased office premises under several agreements expiring from 2008 to 2009.

Rental expenses for the three and six months ended September 30, 2007 amounted to $74,000 and $138,000, respectively.  Rental expenses for the three and six months ended September 30, 2006 amounted to $77,000 and $133,000, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

The future minimum lease payments under the above-mentioned leases as of September 30, 2007 are as follows:

US$’000
Year Ending March 31,
2008	140
2009	131
271

c.

As of September 30, 2007, the Group had capital commitments in relation to investment in Fujian Qiaoxing of $1,432,000 and property, plant and equipment in the amount of $493,000.

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

We focus on the vast and booming wireless telecommunication market in China. By working closely with the worldwide top technology partners, we provide tailored mobile handset design solution services according to our customers’ special demand. We believe we have strong capabilities to design mobile handsets to support a broad range of wireless communications standards, baseband platforms and components. We also provide production support to facilitate our customers’ manufacturing and supply chain management processes. In addition, our special project teams work closely with our customers to monitor and coordinate the progress of each new design project. To further strengthen our presence in the market, we have also begun to work with our customers in providing customized handset solutions to mobile service operators. We believe the design solutions and services provided by us can help our customers in enhancing competitive strength and gaining market share.

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

-

After-sale Services

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

NRE fees are one-off fees for a certain design project. Typically, we ask for a pre-paid NRE fee before we formally launch the project. We will start the development of a certain solution only if we have received the pre-paid NRE fee. To minimize the operation risk, the NRE fee should be no less than the projected R&D fee for a certain design solution. We usually ask for a minimum volume term in our contracts to encourage larger volume order in a certain period of time.

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

Competitive Strengths

Strategic Relationships with Business Partners

As the mobile handset industry is characterized by rapid technological changes, it is essential for us to keep abreast of and have access to the latest technologies by working closely with the world’s leading technology and platform providers. As of September 31, 2007, we added VIA Technologies Inc.(VIA), MediaTek Inc., Ltd.(MTK), Anyka Inc.(Anyka), Infineon Inc.(Infineon) as our strategic partners which enables us to expand our product coverage. And we believe we are one of the first independent mobile handset design houses in China to work with Skyworks, which has established a dedicated support team in Shanghai to support us in our design process.

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

Sales and marketing

Our sales force consists of approximately 20 salespeople and support team. Most of them have many years of experience in the telecommunication industry. They are responsible for maintaining and establishing client relationships, trying to fulfill customers’ special needs, and introducing new technologies and applications in telecommunication field.

Intellectual Property

We believe protection of our intellectual property rights is extremely important for our continuous success. As of the September 30, 2007, we have registered 17 patents, of which 15 have been approved. All of them are patents for product appearance. Besides, we have registered 6 copyrights for software. All of them are games and applications for mobile phone.

Our competitors

There are nearly a hundred mobile phone design houses in China, including market leaders such as Techfaith Wireless, Shanghai Sunplus, Shanghai Longcheer, Shanghai Simcom. Other major design houses include CEC Mobile, Shenzhen Wanchong, Shanghai Yuhua, Zhejiang Holley, STEP Technologies, Shenzhen Jinwave Technology and Shenzhen Yulong Communication Technology. We believe Shanghai Longcheer and Shanghai Simcom are our most direct competitors.

Certain of our competitors are substantially larger and have significantly greater financial, marketing, research and development, technological and operating resources and broader product lines than we do.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Overview

For the three months ended September 30, 2007, our net revenue decreased by US$3,417,000 from US$10,798,000 to US$7,381,000, which represented a 31.6% decrease as compared with the same period last year. Our net income increased by US$443,000 from US$2,650,000 to US$3,093,000, which represented a 16.7% increase. We reported per share earnings of US$ 0.10 in three months ended September 30, 2007.

Net Revenue

	Three months ended September 30
(in thousand US dollars)		2007		2006
	Growth%	Amount	%	Amount	%
Sales of components and handsets	-67.5%	2,117	28.7	6,509	60.3
Revenue from design services	22.7%	5,264	71.3	4,289	39.7
NET REVENUE	-31.6%	7,381	100.0	10,798	100.0

Our net revenue was US$7,381,000 for the three months ended September 30, 2007, a decrease of US$3,417,000, or 31.6%, from US$10,798,000 for the three months ended September 30, 2006. Revenue from sales of mobile handsets and components was US$2,117,000 compared to US$6,509,000 in the same period of the previous fiscal year, representing a 67.5% decrease, and the revenue from design services increased to US$5,264,000 from US$4,289,000 in the same period of the previous fiscal year, representing a 22.7% increase.

The percentage of revenue from sales of handsets and components decreased to 28.7% from 60.3% for the same period of last fiscal year.  To better utilize our resources, we decided to focus on revenue from design services rather than manufacturing and selling whole mobile handsets for our clients. If necessary, we coordinate the production services provided by third parties to our clients. We believe this will enable us to shift our resources from manufacturing and logistics to Research and Development (“R&D”) and design services, which are our core strengths.

Detailed information on sale of mobile handsets and components

Sales of components and handsets decreased from US$ 6,509,000 to US$2,117,000. The decrease was mainly due to less PCB and PCBA boards sold to customers.

For the three months ended September 30, 2007, revenue from sales of handsets and components was 28.7% of total revenue, compared to 60.3% in the same period of 2006.

We manufacture PCB and PCBA boards according to our customers’ specifications. Besides the amount of revenue from selling PCB and PCBA boards to our customers, we charge royalty fees by the number of PCB and PCBA boards we provide. We manufactured less PCB and PCBA boards for our customer for the three months ended September 30, 2007 compared to the same period in 2006. The decrease in sales of PCB and PCBA boards led to the decline in sales of components and handsets.

Detailed information on revenue from design services

Revenue from design services increased to US$5,264,000 from US$4,289,000, representing a 22.7 % increase. The increase was mainly attributable to more solutions introduced into the market place and more new customers added.

For the three months ended September 30, 2007, we have introduced 6 new solutions in 4 series. Two series, which are based on MTK solution, are targeted to the Mid-end market, while other two series, which are based on VIA and ANYKA, are targeted to the High-end and Low-end markets, respectively. Additionally, we also added some new customers in the three months ended September 30, 2007.

For the three months ended September 30, 2007, revenue from design services represented 71.3% of total revenue, compared to 39.7% in the same period of 2006.

Cost of Revenue

For the three months ended September 30, 2007, the cost of revenue decreased to US$2,824,000 from US$6,385,000 for three months ended September 30, 2006, representing a 55.8% decrease. The decrease was mainly attributed to the decrease in cost of raw materials, which is due to less PCB and PCBA boards manufactured.

Gross profit

Our gross profit was US$4,557,000 for the three months ended September 30, 2007 compared to US$4,413,000 for the three months ended September 30, 2006, representing a 3.3% increase. The increase in gross profit mainly resulted from the increase of design revenue.

Operating Expenses

Operating expenses consists of selling expenses and general and administrative (G&A) expenses. For the three months ended September 30, 2007, operating expenses were US$767,000, compared to US$1,089,000 for the same period of last year, representing a 29.6% decrease, mainly because of the decrease in G&A expenses.

Detailed information in respect of operating expenses for the three months ended September 30, 2007 is as follows:

	Three months ended September 30, (US$’000)
		2007		2006
	Growth%	Amount	% of net revenue	Amount	% of net revenue
Operating Expenses	-29.6%	767	10.4%	1,089	10.1%
Selling Expenses	55.8%	67	0.9%	43	0.4%
G&A expenses	-33.1%	700	9.5%	1,046	9.7%

Selling expenses increased from US$43,000 to US$67,000, representing a 55.8% increase, mainly because of more marketing-related expenses and traveling expenses.

G&A expenses were US$700,000, 9.5% of revenue, compared to US$1,046,000 in the same period of last year, representing a 33.1% decrease. The decrease in G&A expense was mainly due to the decrease in provision for bad and doubtful debts.

Interest Expense

For the three months ended September 30, 2007, we have incurred US$2,000 interest expense. We incurred US$2,000 interest expense during the same period in the previous fiscal year.

Minority Interests

Minority interests represent the portion of Sunplus’ income that we do not own. For the three months ended September 30, 2007, minority interests were attributable to the minority interest owned by Shanghai Fanna, which was 5% of the equity interest in Sunplus.

Income Tax

Sunplus is subject to People’s Republic of China (“PRC”) Income Tax.  Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai is 27% (24% national income tax plus 3% local income tax).

Pursuant to the relevant laws and regulations in the PRC, Sunplus was entitled to an exemption from PRC Income Tax for two years starting from its first profitable year.  As Sunplus’ statutory year-end is December 31, the exemption applied from January 1, 2003 to September 31, 2004.  Sunplus is also entitled to three years of 50% exemption after the expiration of the two years of full exemption. The 50% exemption applies from January 1, 2005 to December 31, 2007. Therefore, Sunplus is now subject to a 13.5% income tax.

For the three months ended September 30, 2007, Sunplus made an income tax provision of US$562,000 in total, compared to US$531,000 in the same period of the previous fiscal year.

Net income

As a result of the above items, net income was US$3,093,000 for the three months ended September 30, 2007 compared to US$2,650,000 for the three months ended September 30, 2006, representing 16.7% increase.

Earnings per share

We reported earnings per share of US$0.10, based on 30,088,174 outstanding weighted shares. Our outstanding common stock was 30,088,174 shares as of September 30, 2007. We do not have any preferred stock issued or outstanding warrants or options.

SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2006

Overview

For the six months ended September 30, 2007, our net revenue decreased by US$1,221,000 from US$14,660,000 to US$13,439,000, which represented a 8.3% decrease as compared with the same period last year. Our net income decreased by US$82,000 from US$4,578,000 to US$4,496,000, which represented a 1.8% decrease. We reported per share earnings of US$ 0.15 in the six months ended September 30, 2007.

Net Revenue

	Six months ended September 30,
(in thousand US dollars)		2007		2006
	Growth%	Amount	%	Amount	%
Sales of components and handsets	-40.2%	4,142	30.8	6,931	47.3
Revenue from design services	20.3%	9,297	69.2	7,729	52.7
NET REVENUE	-8.3%	13,439	100.0	14,660	100.0

Our net revenue was US$13,439,000 for the six months ended September 30, 2007, a decrease of US$1,221,000, or 8.3%, from US$14,660,000 for the six months ended September 30, 2006.  Revenue from sales of mobile handsets and components was US$4,142,000 compared to US$6,931,000 in the same period of the previous fiscal year, representing a 40.2% decrease. The revenue from design services increased to US$9,297,000 from US$7,729,000 in the same period of the previous fiscal year, representing a 20.3% increase.

The percentage of revenue from sales of handsets and components decreased to 30.8% from 47.3% for the same period of last fiscal year, while the revenue from design service increased to 69.2% from 52.7%.  To better utilize our resources, we decided to focus on revenue from design services rather than manufacturing and selling whole mobile handsets for our clients. If necessary, we coordinate the production services provided by third parties to our clients. We believe this will enable us to shift our resources from manufacturing and logistics to Research and Development (“R&D”) and design services, which are our core strengths.

Detailed information on sales of mobile handsets and components

Sales of components and handsets decreased from US$6,931,000 to US$4,142,000. The decrease was mainly due to less PCB and PCBA boards sold to customers in the first half of fiscal year.

For the six months ended September 30, 2007, revenue from sales of handsets and components was 30.8%, compared to 47.3% in the same period of 2006.

We manufacture PCB and PCBA boards according to our customers’ specifications. Besides the amount of revenue from selling PCB and PCBA board to our customers, we charge royalty fees by the number of PCB and PCBA boards we provide. We manufactured more PCB and PCBA boards for our customer for the six months ended September 30, 2007 compared to the same period in 2006. The decrease in sales of PCB and PCBA boards led to the decrease in sales of components and handsets.

Detailed information on revenue from design services

Revenue from design services increased to US$9,297,000 from US$7,729,000, representing a 20.3 % increase. The increase was mainly attributable to more solutions introduced into the market place and more new customers added in the current six months.

For the six months ended September 30, 2007, revenue from design services represented 69.2% of total revenue, compared to 52.7% in the same period of 2006.

Cost of Revenue

For the six months ended September 30, 2007, the cost of revenue decreased to US$5,285,000 from US$7,026,000 for six months ended September 30, 2006, representing a 24.8% decrease. The decrease mainly attributed to the decrease in cost of raw materials due to less PCB and PCBA boards manufactured.

Gross profit

Our gross profit was US$8,154,000 for the six months ended September 30, 2007 compared to US$7,634,000 for the six months ended September 30, 2006, representing a 6.8% increase. The increase in gross profit mainly resulted from the increase of design revenue.

Operating Expenses

Operating expenses consists of selling expenses and general and administrative (G&A) expenses. For the six months ended September 30, 2007, operating expenses were US$2,490,000, compared to US$1,837,000 for the same period of last year, representing a 35.5% increase, mainly because of the increase in G&A expenses.

Detailed information in respect of operating expenses for the six months ended September 30, 2007 is as follows:

	Six months ended September 30, (US$’000)
		2007		2006
	Growth%	Amount	% of net revenue	Amount	% of net revenue
Operating Expenses	35.5%	2,490	18.5%	1,837	12.5%
Selling Expenses	61.0%	124	0.9%	77	0.5%
G&A expenses	34.4%	2,366	17.6%	1,760	12.0%

Selling expenses increased from US$77,000 to US$124,000, representing a 61.0% increase, mainly because of more marketing-related expenses and traveling expenses.

G&A expenses were US$2,366,000, 17.6% of revenue, compared to US$1,760,000 in the same period of last year, representing a 34.4% increase. We incurred US$438,000 depreciation and US$1,121,000 provision for bad and doubtful debts during the six months ended September 30, 2007. We incurred US$209,000 depreciation during the same period in the previous fiscal year. The increase in provision for bad and doubtful debts was mainly attributable to change in bad and doubtful debts policy. We established 50% provision for receivables overdue for one year, as compared with 10% provision in the same period of last year, in consideration of the risk of collecting receivables from our customers.

Interest Expense

For the six months ended September 30, 2007, we have incurred US$4,000 interest expense. We incurred US$5,000 interest expense during the same period in the previous fiscal year.

Minority Interests

Minority interests represent the portion of Sunplus’ income that we do not own. For the six months ended September 30, 2007, minority interests were attributable to the minority interest owned by Shanghai Fanna, which was 5% of the equity interest in Sunplus.

Income Tax

Sunplus is subject to People’s Republic of China (“PRC”) Income Tax.  Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai is 27% (24% national income tax plus 3% local income tax).

Pursuant to the relevant laws and regulations in the PRC, Sunplus was entitled to an exemption from PRC Income Tax for two years starting from its first profitable year.  As Sunplus’ statutory year-end is December 31, the exemption applied from January 1, 2003 to September 31, 2004.  Sunplus is also entitled to six years of 50% exemption after the expiration of the two years of full exemption. The 50% exemption applies from January 1, 2005 to December 31, 2007. Therefore, Sunplus is now subject to a 13.5% income tax.

For the six months ended September 30, 2007, Sunplus made an income tax provision of US$961,000 in total, compared to US$969,000 in the same period of the previous fiscal year.

Net income

As a result of the above items, net income was US$4,496,000 for the six months ended September 30, 2007 compared to US$4,578,000 for the six months ended September 30, 2006, representing 1.8% decrease.

Earnings per share

We reported earnings per share of US$0.15, based on 30,088,174 outstanding weighted shares. Our outstanding common stock was 30,088,174 shares as of September 30, 2007. We do not have any preferred stock issued or outstanding warrants or options.

LIQUIDITY AND CAPITAL RESOURCES

Assets

As of September 30, 2007, the total assets of the Company were US$59,387,000, which consisted of US$34,520,000 in current assets, US$3,633,000 in property, plant and equipment (PPE), US$1,948,000 in construction in progress, US$4,843,000 in deposit for PPE, US$42,000 in intangible assets, US$9,528,000 in land use rights and US$4,873,000 in goodwill.

Liabilities

Our total liabilities as of September 30, 2007 were US$20,698,000, which consisted of US$16,705,000 in current liabilities and US$3,993,000 in long-term liabilities. Long term liabilities were all liabilities due to shareholders.

Capital Resources

For six months ended September 30, 2007, we were principally engaged in providing design solutions of wireless communication devices and sales of key components and mobile handsets. We did not declare or pay dividends in the first half of fiscal year 2008.

For six months ended September 30, 2007, about $10,892,000 was generated from operating activities, about $32,000 was used in investing activities and about $246,000 was provided by financing activities.  The cash and cash equivalents increased by $11,237,000 to $11,304,000 as of September 30, 2007 from $67,000 as of March 31, 2007.

As of September 30, 2007, we had capital commitments of US$1,432,000 in respect of investment in Fujian Qiaoxing and US$493,000 in respect of purchase of property, plant and equipment. We believe that the revenue from operations is sufficient to support our operational, capital commitments, debt repayment, interest requirements and dividend policy, as well as to meet our working capital needs.

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

T-BAY HOLDINGS, INC.

Date: November 14, 2007

By:  /s/  Xiaofeng Li

Xiaofeng Li, Chief Executive Officer

Date:  November 14, 2007

By:  /s/  Murry Zuhe Xiao

Murry Zuhe Xiao, Chief Financial Officer