Form 10-Q
period 2007-12-31
T BAY HOLDINGS INC
filed 2008-02-14
CIK 868689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended December 31, 2007

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 033-377099-S

T-BAY HOLDINGS, INC.
(Exact Name of small business issuer as specified in Its charter)

NEVADA	91-1465664
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

18th Floor, YongSheng Building ZhongShan Xi Road Xuhui District, Shanghai, China (Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: 86-021 51539900

(Former name, former address or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes√      No ྑ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer √

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act).
Yes ☐   No √

The number of shares outstanding of each of the Registrant’s classes of common stock, as of February 12, 2008 was 30,088,174 shares, all of one class of $0.001 par value Common Stock.

T-BAY HOLDINGS, INC.
FORM 10-Q
Quarter Ended December 31, 2007

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

PART 1.  FINANCIAL INFORMATION

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEET
December 31, 2007
(In thousands of United States dollars)

	Note(s)	DECEMBER 31, 2007	MARCH 31, 2007
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	6	$15,157	$67
Notes receivables		-	4,014
Accounts receivable, net		16,481	19,317
Prepayments, deposits and other receivables, net
Related parties	8	40	17
Third parties		5,884	3,208
Value Added Tax (“VAT”) recoverable		45	21
Inventories	3	554	878

Total current assets		38,161	27,522

PROPERTY, PLANT AND EQUIPMENT, NET	4	3,500	3,951
CONSTRUCTION IN PROGRESS		1,969	1,910
DEPOSIT FOR PROPERTY, PLANT AND EQUIPMENT		3,647	4,698
LAND USE RIGHTS		9,564	9,488
GOODWILL		4,873	4,873
INTANGIBLE ASSETS, NET		45	31

TOTAL ASSETS		$61,759	$52,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$2,091	$2,570
Accruals and other payables
Related parties	8	200	199
Third parties		6,271	7,857
Receipts in advance		3,583	2,675
Income tax payable		800	2,182

Total current liabilities		12,945	15,483

LONG-TERM LIABILITIES
Due to shareholders	8	4,121	3,967

Total liabilities		17,066	19,450

MINORITY INTERESTS		2,050	1,303

COMMITMENTS AND CONTINGENCIES	9

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value $0.001, issued and outstanding Nil			-
Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding 30,088,174		30	30
Additional paid-in capital		1,462	1,462
Public welfare fund		1,649	1,430
Statutory surplus fund		3,298	2,859
Retained earnings		32,749	23,975
Accumulated other comprehensive income		3,455	1,964

Total stockholders’ equity		42,643	31,720

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$61,759	$52,473

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended December 31, 2007 and 2006
(In thousands of United States dollars, except per share data)

		THREE MONTHS ENDED		NINE MONTHS ENDED
	Note(s)	DECEMBER 31, 2007	DECEMBER 31, 2006	DECEMBER 31, 2007	DECEMBER 31, 2006

NET REVENUE		$14,697	$11,212	$28,136	$25,872

COST OF REVENUE		8,517	5,425	13,802	12,451

GROSS PROFIT		6,180	5,787	14,334	13,421

OPERATING EXPENSES
Selling expenses		59	90	183	167
General and administrative expenses		202	1,208	2,568	2,968

TOTAL OPERATING EXPENSES		261	1,298	2,751	3,135

INCOME FROM OPERATIONS		5,919	4,489	11,583	10,286

OTHER INCOME		29	3	63	7
INTEREST EXPENSE		-	-	(4)	(5)

INCOME BEFORE INCOME TAX AND MINORITY INTERESTS		5,948	4,492	11,642	10,288

INCOME TAX: CURRENT	5	(785)	(576)	(1,746)	(1,546)

INCOME BEFORE MINORITY INTERESTS		5,163	3,916	9,896	8,742

MINORITY INTERESTS		(227)	(184)	(464)	(433)

NET INCOME		4,936	3,732	9,432	8,309

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		790	241	1,491	571

COMPREHENSIVE INCOME		$5,726	$3,973	$10,923	$8,880

WEIGHTED AVERAGE NUMBER OF SHARES		30,088	30,088	30,088	30,088

EARNINGS PER SHARE		$0.16	$0.12	$0.31	$0.28

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended December 31, 2007
(In thousands of United States dollars)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	PUBLIC WELFARE FUND	PUBLIC WELFARE FUND	STATUTORY SURPLUS FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares

Balance, March 31, 2007	30,088,174	$30	$1,46	$1,430	$2,859	$23,975	$1,964	$31,720
Net income	-	-	-	-	-	9,432	-	9,432
Transfer	-	-	-	219	439	(658)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	1,491	1,491
Balance, December 31, 2007	30,088,174	$30	$1,462	$1,649	$3,298	$32,749	$3,455	$42,643

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2007 and 2006
(In thousands of United States dollars)

	FOR THE NINE MONTHS ENDED DECEMBER 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,432	$ 8,309
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation	665	422
Amortization	13	10
Minority interests	464	433
(Gain)/ loss on disposal of property, plant and equipment	(5)	18
Allowance for doubtful receivables	(377)	119
Changes in operating assets and liabilities:
Decrease in notes receivable	4,128	2,204
Decrease/(increase) in accounts receivable, net	4,051	(3,648)
Increase in prepayments, deposits and other Receivables	(2,571)	(820)
(Increase)/ decrease in VAT recoverable	(23)	1,578
Decrease/ (increase) in inventories	360	(71)
Decrease in accounts payable	(563)	(262)
(Decrease)/ increase in accruals and other payables	(1,892)	781
Increase in receipts in advance	795	285
(Decrease)/increase in income tax payable	(1,467)	15
Net cash generated from operating activities	13,010	9,373

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of property, plant and equipment	(10)	(4,136)
Proceeds from disposal of property, plant and equipment	1,344	-
Acquisition of intangible assets	(24)	(3)
Deposit paid for property, plant and equipment and intangible Assets	-	(10,147)
Increase in construction in progress	(16)	-
Net cash generated from/ (used in) investing activities	1,294	(14,286)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash advance from minority shareholder	222	-
Cash advance from shareholders	155	419

Net cash generated from financing activities	377	419

Effect of exchange rate changes on cash	409	113

Net increase/(decrease) in cash and cash equivalents	15,090	(4,381)

Cash and cash equivalents at beginning of period	67	4,673

Cash and cash equivalents at end of period	$15,157	$ 292

SUPPLEMENTAL INFORMATION
Income taxes paid	$1,215	$ -
Interest paid	$4	$ 5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

On August 16, 2005, pursuant to an Agreement and Plan of Reorganization, T-Bay issued 18,550,000 shares of its common stock for all of Amber Link International Limited’s (“Amber Link”) and Wise Target International Limited’s (“Wise Target”) outstanding shares of common stock (the “Merger”). Amber Link and Wise Target are two of the owners of Shanghai Sunplus Communication Co., Ltd. (“Sunplus”). As of December 31, 2007, Wise Target owned a 75% interest (March 31, 2007: 75%) and Amber Link owned a 20% (March 31, 2007: 20%) interest in Sunplus. After the Merger and as of December 31, 2007, T-Bay indirectly owned a 95% interest in Sunplus.

Wise Target was incorporated on April 24, 2002 under the International Business Companies Act in the British Virgin Islands.

Amber Link was incorporated on May 10, 2002 under the International Business Companies Act in the British Virgin Islands. Amber Link is engaged in the sales of mobile phones and components.

Sunplus was established on October 17, 2002 under the laws of the People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices. Sunplus commenced operations on May 1, 2003. At December 31, 2007, Sunplus has approximately 130 staff, mostly engineers and software programmers.

On February 12, 2007, Sunplus established a wholly-owned subsidiary, Zhangzhou JiaXun Communication Facility Co., Ltd. (“Zhangzhou JiaXun”) under the laws of the PRC. Zhangzhou JiaXun is an investment holding company.

On March 19, 2007, Sunplus and Zhangzhou JiaXun acquired 80% and 20%, respectively, of Fujian Qiaoxing Industry Co., Ltd. (“Fujian Qiaoxing”). Fujian Qiaoxing has not commenced operations as of December 31, 2007.

[LOGO]

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2007

2. Summary of Significant Accounting Policies

(a) Basis of Preparation

The accompanying unaudited consolidated financial statements of T-Bay and its subsidiaries (collectively referred to as the “Group”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.In the opinion of management, these unaudited consolidated financial statements include all adjustments and disclosures considered necessary for a fair statement of the results for the periods presented. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements of T-Bay for the year ended March 31, 2007 and notes thereto contained in the Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of the results for the full fiscal year ending March 31, 2008.

(b) Basis of Consolidation

The consolidated balance sheet as of December 31, 2007 (unaudited) and March 31, 2007 and the unaudited consolidated statement of operations for the three and nine months ended December 31, 2007 include T-Bay, Wise Target, Amber Link, Sunplus, Zhangzhou JiaXun and Fujian Qiaoxing. The unaudited consolidated statement of operations for the three and nine months ended December 31, 2006 includes T-Bay, Wise Target, Amber Link and Sunplus only.

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

3. Inventories

As of December 31, 2007 and March 31, 2007, inventories consisted of the following:

	DECEMBER 31, 2007	MARCH 31, 2007
	US$’000	US$’000

Raw materials	715	860
Work in progress	89	503
Finished goods	376	191
	1,180	1,554

Less: allowance for losses	(626)	(676)

Total	554	878

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2007

4. Property, Plant and Equipment, Net

	DECEMBER 31, 2007	MARCH 31, 2007
	US’000	US$’000
Cost
Machinery	4,623	4,364
Office equipment	439	404
Motor vehicles	83	104

	5,145	4,872
Accumulated depreciation
Machinery	1,304	643
Office equipment	307	238
Motor vehicles	34	40

	1,645	921
Carrying value
Machinery	3,319	3,721
Office equipment	132	166
Motor vehicles	49	64

	3,500	3,951

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

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2007

5. Income Taxes (continued)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	DECEMBER 31, 2007	DECEMBER 31, 2006	DECEMBER 31, 2007	DECEMBER 31, 2006
	US$’000	US$’000	US$’000	US$’000

Income before income tax	$5,948	$4,492	$11,642	$10,288

Income tax on pretax income at statutory rate	2,022	1,527	3,958	3,498
Effect of different tax rates of subsidiary operating in other jurisdictions	(372)	(298)	(769)	(714)
Tax effect of non-deductible expenses	67	-	447	215
Tax effect of non-taxable income	(236)	(108)	(260)	-
Valuation allowance	22	25	49	74
Tax effect of exemption	(718)	(570)	(1,679)	(1,527)

Income tax expense	$785	$576	$1,746	$1,546

As of December 31, 2007, T-Bay had accumulated net operating loss carryforwards for United States federal income tax purposes of approximately of $5,342,000, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at December 31, 2007.  The net operating loss carryforwards expire in years 2012 through 2025.

As of December 31, 2007, deferred tax assets consist of:-

DECEMBER 31, 2007
US$’000

Net operating loss carryforwards	1,828
Less: valuation allowance	(1,828)
Net	-

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

At December 31, 2007, the Group had credit risk exposure of uninsured cash in banks of approximately $15,157,000.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2007

6. Concentrations and Credit Risk (continued)

A substantial portion of revenue was generated from one group of customers for the three and nine months ended December 31, 2007 and 2006.

The net sales to customers representing at least 10% of net total sales are as follows:

	FOR THE THREE MONTHS ENDED				FOR THE NINE MONTHS ENDED
	DECEMBER 31, 2007		DECEMBER 31, 2006		DECEMBER 31, 2007		DECEMBER 31, 2006
	US$’000%		US$’000%		US$’000%		US$’000%

Customer A*	-	-	1,347	12	-	-	2,487	10
Customer B	2,372	16	1,263	11	3,559	13	2,868	11
Customer C	-	-	1,491	13	174	1	2,167	8
Customer D	-	-	1,183	11	1,097	4	1,183	5
Customer E	1,284	9	1,981	18	3,299	12	5,712	22
Customer F*	-	-	-	-	-	-	-	-
Customer G	957	7	-	-	2,128	8	753	3
Customer H	1,079	7	-	-	2,249	8	13	-
Customer I	1,162	8	-	-	2,343	8	-	-
Customer K	1,491	10	-	-	1,491	5	-	-
Customer L	1,509	10	-	-	1,509	5	-	-
Customer Group A	1,071	7	1,347	12	2,777	10	4,654	18

At December 31, 2007 and March 31, 2007, this group of customers accounted for 7% and 41% of net accounts receivable. The accounts receivable had repayment terms of not more than twelve months. The Group does not require collateral to support financial instruments that are subject to credit risk.

The following customers had balances greater than 10% of the total gross accounts receivable as of December 31, 2007 and March 31, 2007:

	DECEMBER 31, 2007		MARCH 31, 2007
	US$’000%		US$’000%

Customer A*	271	2	2,470	13
Customer B	3,147	18	3,359	17
Customer E	2,274	13	8	-
Customer F*	498	3	3,262	17
Customer H	3,103	18	3,840	20
Customer J*	329	2	2,188	11
Customer K	412	2	-	-
Customer L	306	2	-	-
Customer group A*	1,098	7	7,952	41

* Customers A, F and J are in Customer group A

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2007

7. Retirement and Welfare Benefits

The full-time employees of the PRC subsidiaries are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The PRC subsidiaries are required to accrue the employer portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $46,000 and $167,000 for the three and nine months ended December 31, 2007 and $60,000 and $179,000 for the three and nine months ended December 31, 2006, respectively. The PRC subsidiaries are required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees.

8. Related Party Transactions

The Group engages in business transactions with the following related parties:
a. Li Xiaofeng, a stockholder of T-Bay.
b. Li Meilian, a stockholder of T-Bay.

The Group had the following transactions and balances with related parties:-

	DECEMBER 31, 2007	MARCH 31, 2007
	US$’000	US$’000

Other receivables - Li Xiaofeng	40	17

Other payable - Li Meilian	200	199

Long-term liabilities
Other payable - Li Meilian	3,348	3,194
Other payable - Li Xiaofeng	773	773
	4,121	3,967

The balances have no stated terms for repayment and are not interest bearing. The payables to Li Meilian and Li Xiaofeng are not repayable within the next twelve months.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2007

9. Commitments and Contingencies

a.  As of December 31, 2007, Sunplus leased office premises under several agreements expiring from 2008 to 2009.

Rental expenses for the three and nine months ended December 31, 2007 amounted to $108,000 and $246,000, respectively. Rental expenses for the three and nine months ended December 31, 2006 amounted to $97,000 and $230,000, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

  The future minimum lease payments under the above-mentioned leases as of December 31, 2007 are as follows:-
US$’000
Year Ending December 31,
2008	127,000
2009	32,000
159,000

As of December 31, 2007, the Group had capital commitments in relation to investment in Fujian Qiaoxing of $1,471,000 and property, plant and equipment in the amount of $14,000.

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

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns the nine months ended December 31, 2007 and March 31, 2007, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-KSB.

Forward Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

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

Other Design Service    Our design is also capable of designing other electronic devices based on wireless technology. Currently, we extended our design in GPS device, Auto Communication System, Radio Frequency design.

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

Revenue from Design Services

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

Revenue from Sales of handsets and components

We also provide production support to facilitate our customers’ manufacture of mobile handsets and components. By closely working with our OEMs, we manufacture and sell PCBs, PCBAs and handsets to our customers. We are fully responsible for material purchases, cost control and quality control.

Competitive Strengths

Strategic Relationships with Business Partners

As the mobile handset industry is characterized by rapid technological changes, it is essential for us to keep abreast of and have access to the latest technologies by working closely with the world’s leading technology and platform providers. As of December 31, 2007, we added VIA Technologies Inc.(VIA), MediaTek Inc., Ltd.(MTK), Anyka Inc.(Anyka), Infineon Inc.(Infineon) as our strategic partners which enables us to expand our product coverage. And we believe we are one of the first independent mobile handset design houses in China to work with Skyworks, which has established a dedicated support team in Shanghai to support us in our design process.

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

Intellectual Property

We believe protection of our intellectual property rights is extremely important for our continuous success. As of the December 31, 2007, we have registered 17 patents, of which 15 have been approved. All of them are patents for product appearance. Besides, we have registered 6 copyrights for software. All of them are games and applications for mobile phone.

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

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006

Overview

For the three months ended December 31, 2007, our net revenue increased by US$3,485,000 from US$11,212,000 to US$14,697,000, which represented a 31.1% increase as compared with the same period last year. Our net income increased by US$1,204,000 from US$3,732,000 to US$4,936,000, which represented a 32.3% increase. We reported per share earnings of US$ 0.16 in three months ended December 31, 2007.

Net Revenue

	Three months ended December 31,
		2007		2006
(in thousand US dollars)	Growth%	Amount	%	Amount	%
Sales of components and handsets	50.4	8,133	55.3	5,407	48.2
Revenue from design services	13.1	6,564	44.7	5,805	51.8
NET REVENUE	31.1	14,697	100.0	11,212	100.0

Our net revenue was US$14,697,000 for the three months ended December 31, 2007, an increase of US$3,485,000, or 31.1%, from US$11,212,000 for the three months ended December 31, 2006. Revenue from sales of mobile handsets and components was US$8,133,000 compared to US$5,407,000 in the same period of the previous fiscal year, representing a 50.4% increase, and the revenue from design services increased by US$759,000 from US$5,805,000 to US$6,564,000 in the same period of the previous fiscal year, representing a 13.1% increase.

The percentage of revenue from sales of handsets and components increased to 55.3% from 48.2% for the same period of last fiscal year.  To better utilize our resources, we decided to focus on revenue from design services rather than manufacturing and selling whole mobile handsets for our clients. If necessary, we coordinate the production services provided by third parties to our clients. We believe this will enable us to shift our resources from manufacturing and logistics to Research and Development (“R&D”) and design services, which are our core strengths.

Detailed information on sale of mobile handsets and components

Sales of components and handsets increased from US$5,407,000 to US$8,133,000, representing a 50.4% increase, which was mainly due to more PCB and PCBA boards sold to customers.

For the three months ended December 31, 2007, revenue from sales of handsets and components was 55.3% of total revenue, compared to 48.2% in the same period of 2006.

We manufacture PCB and PCBA boards according to our customers’ specifications. Besides the amount of revenue from selling PCB and PCBA boards to our customers, we charge royalty fees by the number of PCB and PCBA boards we provide. We manufactured more PCB and PCBA boards for our customer for the three months ended December 31, 2007 compared to the same period in 2006. The increase in sales of PCB and PCBA boards led to the growth in sales of components and handsets.

Detailed information on revenue from design services

Revenue from design services increased to US$6,564,000 from US$5,805,000, representing a 13.1% increase. The increase was mainly attributable to more solutions introduced into the market place and growth from existing customers.

For the three months ended December 31, 2007, we have introduced 9 new solutions in 3 series. Two series, which are based on MTK solution, are targeted to the Mid-end market, while the other series, which is based on VIA, is targeted to Low-end market.

For the three months ended December 31, 2007, revenue from design services represented 44.7% of total revenue, compared to 51.8% in the same period of 2006.

Cost of Revenue

For the three months ended December 31, 2007, the cost of revenue increased to US$8,517,000 from US$5,425,000 for three months ended December 31, 2006, representing a 57.0% increase. The increase was mainly attributed to the increase in cost of raw materials, which is due to more PCB and PCBA boards manufactured.

Gross Profit

Our gross profit was US$6,180,000 for the three months ended December 31, 2007 compared to US$5,787,000 for the three months ended December 31, 2006, representing a 6.8% increase. The increase in gross profit mainly resulted from the increase of sales of components and handsets.

Operating Expenses

Operating expenses consists of selling expenses and general and administrative (G&A) expenses. For the three months ended December 31, 2007, operating expenses were US$261,000, compared to US$1,298,000 for the same period of last year, mainly because of the decrease in G&A expenses.

Detailed information in respect of operating expenses for the three months ended December 31, 2007 is as follows:

	Three months ended December 31,
		2007		2006
(in thousand US dollars)	Growth%	Amount	% of net revenue	Amount	% of net revenue
G&A expenses	-83.3%	202	1.4%	1,208	10.8%
Selling expenses	-34.4%	59	0.4%	90	0.8%
Operating expenses	-79.9%	261	1.8%	1,298	11.6%

Selling expenses decreased from US$90,000 to US$59,000, representing a 34.4% decrease, mainly because of less marketing-related expenses and traveling expenses.

G&A expenses were US$202,000, compared to US$1,208,000 in the same period of last year, representing a 83.3% decrease. The decrease in G&A expense was mainly due to collection of bad and doubtful debts.

Interest Expense

For the three months ended December 31, 2007, we have no interest expense.

Minority Interests

Minority interests represent the portion of income of Sunplus, Zhangzhou JiaXun and Fujian Qiaoxing income that we do not own. For the three months ended December 31, 2007, minority interests were attributable to the minority interest owned by Shanghai Fanna, which was 5% of the equity interest in Sunplus.

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

For the three months ended December 31, 2007, Sunplus made an income tax provision of US$785,000 in total, compared to US$576,000 in the same period of the previous fiscal year.

Net Income

As a result of the above items, net income was US$4,936,000 for the three months ended December 31, 2007 compared to US$3,732,000 for the three months ended December 31, 2006, representing 32.3% increase.

Earnings per share

We reported earnings per share of US$0.16, based on 30,088,174 outstanding weighted shares. Our outstanding common stock was 30,088,174 shares as of December 31, 2007. We do not have any preferred stock issued or outstanding warrants or options.

NINE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2006

Overview

For the nine months ended December 31, 2007, our net revenue increased by US$2,264,000 from US$25,872,000 to US$28,136,000, which represented a 8.8% increase as compared with the same period last year. Our net income increased by US$1,123,000 from US$8,309,000 to US$9,432,000, which represented a 13.5% increase. We reported per share earnings of US$ 0.31 in the nine months ended December 31, 2007.

Net Revenue

	Nine months ended December 31,
		2007		2006
(in thousand US dollars)	Growth%	Amount	%	Amount	%
Sales of components and handsets	-0.5%	12,274	43.6	12,338	47.7
Revenue from design services	17.2%	15,861	56.4	13,534	52.3
NET REVENUE	8.8%	28,136	100.0	25,872	100.0

Our net revenue was US$28,136,000 for the nine months ended December 31, 2007, an increase of US$2,264,000, or 8.8%, from US$25,872,000 for the nine months ended December 31, 2006.  Revenue from sales of mobile handsets and components was US$12,274,000 compared to US$12,338,000 in the same period of the previous fiscal year, representing a 0.5% decrease. The revenue from design services increased to US$15,861,000 from US$13,534,000 in the same period of the previous fiscal year, representing a 17.2% increase.

The percentage of revenue from sales of handsets and components decreased to 43.6% from 47.7% for the same period of last fiscal year, while the revenue from design service increased to 56.4% from 52.3%.  To better utilize our resources, we decided to focus on revenue from design services rather than manufacturing and selling whole mobile handsets for our clients. If necessary, we coordinate the production services provided by third parties to our clients. We believe this will enable us to shift our resources from manufacturing and logistics to Research and Development (“R&D”) and design services, which are our core strengths.

Detailed information on sales of mobile handsets and components

Sales of components and handsets decreased from US$12,338,000 to US$12,274,000. The revenue from sales of PCB and PCBA boards remain at the same level in the first nine months of fiscal year 2007 compared with the same period in 2006.

For the nine months ended December 31, 2007, revenue from sales of handsets and components was 43.6%, compared to 47.7% in the same period of 2006.

We manufacture PCB and PCBA boards according to our customers’ specifications. Besides the amount of revenue from selling PCB and PCBA board to our customers, we charge royalty fees by the number of PCB and PCBA boards we provide.

Detailed information on revenue from design services

Revenue from design services increased to US$15,861,000 from US$13,534,000, representing a 17.2% increase. The increase was mainly attributable to more solutions introduced into the market place and growth of existing customers.

For the nine months ended December 31, 2007, revenue from design services represented 56.4% of total revenue, compared to 52.3% in the same period of 2006.

Cost of Revenue

For the nine months ended December 31, 2007, the cost of revenue increased to US$13,802,000 from US$12,451,000 for nine months ended December 31, 2006, representing a 10.9% increase. The increase mainly attributed to the increase in cost of raw materials due to more PCB and PCBA boards manufactured.

Gross Profit

Our gross profit was US$14,334,000 for the nine months ended December 31, 2007 compared to US$13,421,000 for the nine months ended December 31, 2006, representing a 6.8% increase. The increase in gross profit mainly resulted from the increase of design revenue.

Operating Expenses

Operating expenses consist of selling expenses and general and administrative (G&A) expenses. For the nine months ended December 31, 2007, operating expenses were US$2,751,000, compared to US$3,135,000 for the same period of last year, representing a 12.2% decrease, mainly because of the decrease in G&A expenses.

Detailed information in respect of operating expenses for the nine months ended December 31, 2007 is as follows:

	Nine months ended December 31, (in thousands US dollars)
		2007		2006
	Growth%	Amount	% of net revenue	Amount	% of net revenue
G&A expenses	-13.5%	2,568	9.1%	2,968	11.5%
Selling expenses	9.6%	183	0.7%	167	0.6%
Operating expenses	-12.2%	2,751	9.8%	3,135	12.1%

Selling expenses increased from US$167,000 to US$183,000, representing a 9.6% increase, mainly because of more marketing-related expenses and traveling expenses.

G&A expenses were US$2,568,000, 9.1% of revenue, compared to US$2,968,000 in the same period of last year, representing a 13.5% decrease. We established 50% provision for receivables overdue for one year, as compared with 10% provision in the same period of last year, in consideration of the risk of collecting receivables from our customers.

Interest Expense

For the nine months ended December 31, 2007, we have incurred US$4,000 interest expense. We incurred US$5,000 interest expense during the same period in the previous fiscal year.

Minority Interests

Minority interests represent the portion of income of Sunplus, Zhangzhou JiaXun and Fujian Qiaoxing that we do not own. For the nine months ended December 31, 2007, minority interests were attributable to the minority interest owned by Shanghai Fanna, which was 5% of the equity interest in Sunplus.

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

For the nine months ended December 31, 2007, Sunplus made an income tax provision of US$1,746,000 in total, compared to US$1,546,000 in the same period of the previous fiscal year.

Net Income

As a result of the above items, net income was US$9,432,000 for the nine months ended December 31, 2007 compared to US$8,309,000 for the nine months ended December 31, 2006, representing 13.5% increase.

Earnings per share

We reported earnings per share of US$0.31, based on 30,088,174 outstanding weighted shares. Our outstanding common stock was 30,088,174 shares as of December 31, 2007. We do not have any preferred stock issued or outstanding warrants or options.

LIQUIDITY AND CAPITAL RESOURCES

Assets

As of December 31, 2007, the total assets of the Company were US$61,759,000, which consisted of US$38,161,000 in current assets, US$3,500,000 in property, plant and equipment (PPE), US$1,969,000 in construction in progress, US$3,647,000 in deposit for PPE, US$45,000 in intangible assets, US$9,564,000 in land use rights and US$4,873,000 in goodwill.

Liabilities

Our total liabilities as of December 31, 2007 were US$17,066,000, which consisted of US$12,945,000 in current liabilities and US$4,121,000 in long-term liabilities. Long term liabilities were all liabilities due to shareholders.

Capital Resources

For nine months ended December 31, 2007, we were principally engaged in providing design solutions of wireless communication devices and sales of key components and mobile handsets. We did not declare or pay dividends in the first nine months of fiscal year 2008.

For nine months ended December 31, 2007, about $13,010,000 was generated from operating activities, about $1,294,000 was generated from investing activities and about $377,000 was generated by financing activities.  The cash and cash equivalents increased by $15,090,000 to $15,157,000 as of December 31, 2007 from $67,000 as of March 31, 2007.

We generated $13,010,000 from operating activities for the nine months ended December 31, 2007, as compared to $9,373,000 generated from operating activities for the same period of 2006. Net cash flow generated from operating activities related to the decrease in accounts receivable and offset by the effect of decrease in prepayments, deposits and other receivables.

We generated $1,294,000 from investing activities for the nine months ended December 31, 2007, as compared to $14,286,000 used in investing activities for the same period of 2006. Net cash flow generated from investing activities related to the disposals of property, plant and equipment by Shanghai Sunplus.

For the nine months ended December 31, 2007, net cash flow generated from financing activities was approximately $377,000, as compared to $419,000 in net cash flow provided by financing activities during the same period of 2006. Net cash flow used in financing activities relate to advances from shareholders and minority shareholders.

As of December 31, 2007, we had capital commitments of US$1,471,000 in respect of investment in Fujian Qiaoxing and US$14,000 in respect of purchase of property, plant and equipment. We believe that the revenue from operations is sufficient to support our operational, capital commitments, debt repayment, interest requirements and dividend policy, as well as to meet our working capital needs.

Off-Balance Sheet arrangements

The Company has not engaged in any off-balance sheet transactions since its inception.

Employees

As of December 31, 2007, we had approximately 130 full-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments

Web Site Access to Our Periodic SEC Reports

Our corporate Internet address is http://www.sunpluschina.com.cn. We make available free of charge on or through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We may from time to time provide important disclosures to investors by posting them in the investor relations section of our web site, as allowed by SEC rules. Information contained on T-Bay’s web site is not part of this report or any other report filed with the SEC. You may read and copy any public reports we filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site http://www.sec.gov that contains reports and information statements, and other information that we filed electronically.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The majority of our revenues derived and expenses and liabilities incurred are in Chinese Renminbi (“RMB”) with a relatively small amount in Hong Kong dollars (“HK$”) and the United States dollars (“US$” or “$”). Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China and Hong Kong. We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. The availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

Change in Internal Controls.
Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

ITEM 1A.  RISK FACTORS

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS
OF
T-BAY HOLDINGS, INC.

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T-BAY HOLDINGS, INC.
(Registrant)

Date: February 13, 2008	By:	/s/ Xiaofeng Li
Xiaofeng Li, Chief Executive Officer

Date: February 14, 2008	By:	/s/ Murry Zuhe Xiao
Murry Zuhe Xiao, Chief Financial Officer