Form 10-K
period 2008-03-31
T BAY HOLDINGS INC
filed 2008-07-15
CIK 868689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION1 3 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ✓

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes✓      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will no be contained, to the best of registrant’s knowledge, indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or smaller reporting company. . See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer	Smaller reporting company ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act). Yes ☐   No✓

As of March 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $28,037,763 based on the closing sale price as reported on the Over-the-Counter Bulletin Board. As of June 30, 2008, there were 30,088,174 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

T-Bay Holdings, Inc.

FORM 10-K

For the Year Ended March 31, 2008

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in PART I. ITEM 1A: Risk Factors and PART II. ITEM 6 "Management's Discussion and Analysis or Plan of Operation" included herein.

PART I.

Item 1.  Business.

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

We conduct our business through our 95% owned subsidiary, Shanghai Sunplus Communication Technology Co., Ltd., a Sino-foreign joint venture established in China in 2002, which provides a wide span of mobile handset design and other services to leading mobile handset brand owners in China.  Sunplus also provides total solution services to its customers, starting from new product concept identification, handset exterior design, hardware and software design, material procurement, production, and after-sale maintenance services. Historically, our customers included multinational brand names such as Motorola, NEC, Siemens, China Telecom, Panasonic and Alcatel. Starting from the last fiscal year, we also conduct our business through Amber Link. Our major customers in China in fiscal year ended March 31, 2008 were Shenzhen Naide Technology Co., Ltd., Shenzhen Henkai Co. Ltd., Shenzhen Xuanhua Electronic Technology Co. Ltd., Beijing Hocom Co., Ltd. and Shenzhen Noato Technology Co., Ltd.

We focus on the vast and booming wireless telecommunication market in China. By working closely with top technology partners, we provide tailored mobile handset design solution services according to our customers’ specifications. We believe we have strong capabilities to design mobile handsets to support a broad range of wireless communications standards, baseband platforms and components. We also provide production support to facilitate our customers’ manufacturing and supply chain management processes. In addition, our special project teams work closely with our customers to monitor and coordinate the progress of each new design project. To further strengthen our presence in the market, we have also begun to work with our customers in providing customized handset solutions to mobile service operators. We believe the design solutions and services provided by us can help our customers in enhancing competitive strength and gaining market share.

Corporate Structure

Sunplus is jointly owned by Wise Target, Amber Link and Shanghai Fanna Industrial Product Design Co., Ltd. (“Shanghai Fanna”).  Wise Target and Amber link are investment holding companies incorporated in the British Virgin Islands whereas Shanghai Fanna is a privately-owned company established in China in 2001. On August 16, 2005, T-Bay Holdings completed a reverse merger with Wise Target and Amber Link, which jointly hold 95% interests of Sunplus.

In January 2007, Sunplus established Zhangzhou JiaXun Communication Facility Co.,Ltd. (“JiaXun”), a 100% owned subsidiary in Zhangzhou in Fujian province. In March 2007, JiaXun and Sunplus respectively acquired 20% and 80% interest in Fujian QiaoXing Industry Co.,Ltd.(“Fujian QiaoXing”) for the construction of a technology park for long term development in the mobile telecommunication industry. Fujian QiaoXing was established on February 13, 2004, with a registered capital of RMB20,000,000 ($2,590,000).

The current corporate structure of T-Bay Holdings is as follows:

Company History of Sunplus

October 2002 - Sunplus was established in Shanghai, with only 40 employees.

December 2002 - Sunplus established its strategic cooperation with Skyworks, followed by the first mobile phone modules based on Skyworks’ chips platform. The first module developed by Sunplus was used by Panda Electronics Inc. (“Panda”) for making 150,000 mobile handsets and also was used by one of our major customers, CECT.

May 2003 - Sunplus launched its first phone model design.

April 2003 - Sunplus started collaboration with French Wavecom in module R&D.  The module was completed six months later, which was ordered by Huizhou Jialili Telecommunication Co., Ltd. (“Huizhou Jialili”), in its phone model T2, which became one of its most popular products.

December 2003 - Sunplus completed the development of an electronics platform, which was sold to Huaguan Electronics Inc. (“Huaguan”) for RMB 20 million ($2,480,000), which was followed by a 150,000 sets order from Panda and 200,000 units order from CECT.

As of January 2004 - more than 500,000 mobile phone handsets designed by Sunplus were sold in the China market. Major models included A606 Yinghu for Huaguan, Q747 Zhizhun for Philips, T520 Beetles for Hong Kong Zhongjian Telecom. Subsequently, Sunplus continuously received large orders from Panda, CECT, Huizhou Jialili, most of which exceed 200,000 units.

January 2004 - Sunplus established a partnership with Shenzhen Ankai Microelectronics Technology Co., Ltd. in order to establish a multimedia chips platform, which combines Ankai’s applications of multimedia chips and Skyworks’s radio functions.

Our product, T520 Beetles, was awarded by Sina.com as the Most Popular Mobile Phone for Female.

May 2005 - our design SP-8 for the product CECT S569 was awarded top 100 iF Asia design. SP-8 was also awarded the Fashion Color Nominate Prize.

On August 16, 2005 - we completed a reverse merger with Amber Link and Wise Target and currently we own 95% of Sunplus.

May 2006 - Sunplus received the ISO9001:2000 certification of quality management system.

August 2006 - Sunplus and VIA Technologies Inc., Ltd. (TSEC: 2388), a leading chipset solution provider, established a partnership for Global Systems for Mobile Communications (GSM) handsets development.

December 2006 - Sunplus and MediaTek Inc., Ltd. (“MTK”) (TSEC: 2454), a leading chipset solution provider based in Taiwan, entered into a partnership agreement to jointly develop multi-media Global Systems for Mobile Communications (GSM) handsets for the mobile telecommunications market in China.

January 2007 - Sunplus re-launched a partnership with Anyka Inc., a Silicon Valley based company, which enabled us to access the new technology of Infineon, a leading chipset solutions provider headquartered in Germany.

January 2007 - Sunplus established JiaXun

February 2007 - Sunplus acquired RF design team from Simiens&BenQ, and extended our design service in RF design industry.

March 2007 - JiaXun, a 100% subsidiary of Sunplus, and Sunplus respectively acquired 20% and 80% interests in Fujian QiaoXing, which will focus on the manufacture of telephone and mobile components.

May 2007 - Sunplus received six copyrights for its designed software. All of them are games and applications for mobile phone.

May 2007 - Sunplus established its Tech-Support Center in Shenzhen.

May 2007 - Sunplus was awarded “Software Company” by Ministry of Information Industry of China.

October 2007 - Sunplus kicked off the world’s first phone solution which combined with ECG (Electrocardiogram) monitor function.

February 2008 - Sunplus reached agreement with Infineon Technologies Asia Pacific Pte Ltd. to develop Tire Pressure Monitor System (TPMS) sensors. It’s the first step by Sunplus to enter the Auto-Mobile Electronic Design market.

In 2008 - Sunplus has developed GSM-R device and system for railway network in China.

Services and Products

We seek to maintain and strengthen our position as a provider of high quality mobile handset design services.  We tailor-make our services and products based on the requirements of our customers.  Our services mainly include:

Design Service

Mobile handset design:  We have special project teams to work closely with our customers to monitor and coordinate the progress of each new design project.

Industrial and mechanical design:  We design the exterior outlook and mechanical structure of a mobile handset.  We adopt the user-orientation design concept and focus our product design on the personality of target end-users.

Hardware design:  In addition to the design of the core printed circuit board layout, we have also set up special engineering teams on the design of baseband and radio frequency parts of mobile handsets based on chip platforms.

Software design:  We design the software system for the mobile handset and its functional modules.  We are capable of developing our own software in man-machine-interface and the driver software for LCD display, camera, harmonic ring tones and MP3 functions.

Auto Mobile wireless device design: As of June 2008, we developed a GPS device and Tire Pressure Monitor System (TPMS) sensors. We are capable of designing other devices and systems related to the automobile wireless technology.

Railway wireless system design: We developed GSM-R device and system for railway network. We are capable of developing devices and systems related to railway wireless technology.

Other Design Services:   We can also design other electronic devices based on wireless technology. Currently, we are considering extending our design in GPS device, Radio Frequency design.

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

Whole mobile handsets: Based on special requests of the customers which may not have the resources or facilities to manufacture the whole mobile handsets, we periodically assemble and deliver complete handsets.

After-sale Services

For the mobile handsets we manufacture for our customers, we will also provide maintenance services during the product warranty period.

Business Model

We are one of the largest wireless telecommunication design houses in China. We generate our revenue mainly by charging design services fees and royalty fees and by selling mobile phone components and whole handsets.

Revenue from Design Services

We charge design fees directly or indirectly for design solutions or services provided by us. The design fee consists of NRE (non-recurring engineering) fees and royalty fees.

NRE fees are one-off fees for a certain design project. Typically, NRE fee is required before we formally launch the project. We will start the development of a certain solution only if we have received the pre-paid NRE fee. To minimize the operation risk, the NRE fee should be no less than the projected R&D fee for a certain design solution.

We also charge royalty fees based upon the product sales volume of our customers. When the whole handset is sold in the market, we charge royalty fees monthly on every handset manufactured by our customers using our designs. We usually ask for a minimum volume term in our contracts to encourage larger volume order in a certain period of time.

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

Competitive Strengths

Strategic Relationships with Business Partners

As the mobile handset industry is characterized by rapid technological changes, it is essential for us to keep abreast of and have access to the latest technologies by working closely with the world’s leading technology and platform providers. We continue to work closely with VIA Technologies Inc. (VIA), MediaTek Inc., Ltd.(MTK), Anyka Inc.(Anyka), Infineon Inc.(Infineon) as our strategic partners which enables us to expand our product coverage. We believe we are one of the first independent mobile handset design houses in China to work with Skyworks, Inc (Skyworks), which has established a dedicated support team in Shanghai to support us in our design process.

We have also established good relationships with subcontractors which provide production services for mobile phone components and handsets.

Quick Market Response

We pursue a market-oriented product development strategy, grasping end-users’ preferences and tastes. Our experience and expertise enables us to complete a design solution in only two to three months, to ensure our designs are one step ahead of our competitors and leading market trends.

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

Current Business Development

During the fiscal year ended March 31, 2008, we launched 31 mobile handset solutions based on 3 different chipset platforms covering the high-end, mid-end and low-end markets. We kept working closely with strategic partners VIA, MTK, Anyka, Infineon , Skyworks and other technology partners, which greatly expanded and diversified our product portfolio to cover more market segments. During the fiscal year ended March 31, 2008, we developed mobile phone solutions with new functions including but not limited to dual-SIM card, ECG monitor, push-to-talk, finger print recognition, gravity sensor, PHS (Personal Handy-phone System), Dual-T card and Digital TV tuning. We can tailor-make solutions featuring functions such as handwriting recognition, digital cameras, Dual speakers, GPRS, FM radio, dictionaries, webcams, blue tooth, E-mail, MP3, MPEG4 3GP, WAP, USB, T-Flash, MMS, CMOS, TV-out, fingerprint authentication, firewall and sound recorder.

In the fiscal year 2008, we also completed design of two 3G solutions, one of which was TDS-CDMA solution and another was WCDMA solution. The TDS-CDMA solution was designed specially for the China domestic market.

Our designs are targeted to specific market segments in China. We provide one solution with the function of an ECG monitor for medical institutions. It is the first mobile phone solution with health care function in China and in the world. Another design, with a push-to-talk function, was targeted to a market of employees in hotels and convention centers.

We aim to help our customers enhance their competitive capacity by accelerating the product-to-market process. We believe we were among the first design houses in China to provide phone solutions of multimedia, handwriting, TV-output, GSM+PHS, Dual Sim Card, finger print recognition, and ECG monitor to our customers.  We hope this will enable our customers to launch products with these functionalities earlier than other brands.

The Company is dedicated to developing wireless technology applications for different industries. We reached an agreement with Infineon to co-develop Tire Pressure Monitor System (TPMS) as the first step into the automobile design business.

We have set up a tech-support center in Shenzhen as one step to support our increasing customers in Shenzhen. The office takes up approximately 93 square meters at NongYuan Street, FuTian District.

Products Geographic Coverage

In terms of revenue, over 90% of our mobile handsets designed by us were within the China and Hong Kong markets. The company did not sell products to consumers directly, but sell through the networks of our customers. According to sales information provided by our customers, products designed or manufactured by us were sold in major cities, secondary cities and small towns throughout China, covering all provinces of China.

Starting from 2006, we began to sell whole mobile handsets products through our sales agents. Our products are sold to nine different countries mainly in Southeast Asia, Eastern Europe and Latin America.

Quality Assurance

We believe that a high standard quality management system is crucial for maintaining our reputation. Our quality assurance team monitors hardware, software and mechanical design teams’ performance to ensure strict adherence to the quality standards required by our customers. The team conducts product reliability tests, including accelerated life tests, climatic stress tests and mechanical endurance tests. The team is also responsible for components qualification, prototype quality assurance, and submission of prototypes for FTA (Full Type Approval) and CTA (China Testing Alliance) certifications. In addition, the team collects and organizes all relevant written documents produced and used throughout the design process.

FTA certifies that a mobile handset submitted for testing has passed tests for its reliability and conformance with global standards.

CTA certifies that the use of telecommunication terminal equipment in the national telecommunications network has been approved and complies with the requirements for network access and the national standards established by the Ministry of Information Industry.

Through our quality assurance team, we adopt stringent quality procedures at the design stage, incoming quality assurance of components and parts, assembly testing and final quality testing. Our selection criteria for suppliers include reputation, time to supply, availability of components and parts, etc.

Sales and marketing

Our sales force consists of approximately 20 salespeople and support personnel. Most of them have many years of experience in the telecommunication industry. They are responsible for maintaining and establishing client relationships, trying to fulfill customers’ special needs, and introducing new technologies and applications in telecommunication field.

Intellectual Property

We believe protection of our intellectual property rights is extremely important for our continuous success. As of the March 31, 2008, we have registered 17 patents, of which 15 have been approved. All of them are patents for product appearance. Besides, we have registered six copyrights for software. All of them are games and applications for mobile phone.

Our Competitors

There are more than a hundred mobile phone design houses in China, including market leaders such as China TechFaith Wireless Communication Technology Limited, Shanghai Longcheer Telecommunication Co.,Ltd and SIMCom Information Technology Ltd. Other major design houses include Beijing Tianyu Communication Equipment Co.Ltd, Shanghai WenTai Communication Technology Co., Ltd., Shanghai Huaqi Telecom Technology Co., Ltd., Shenzhen Jinwave Technology Co., Ltd. and Shenzhen Yulong Communication Technology Co., Ltd. We believe Shanghai Longcheer and Shanghai Simcom are our most direct competitors.

Certain of our competitors are substantially larger and have significantly greater financial, marketing, research and development, technological and operating resources and broader product lines than we do.

We think that competition in our markets is based primarily on technology innovation, product performance, reputation, delivery times, customer support and price. We believe we are among the few design houses which are capable of software design and hardware design as well as performing the whole spectrum of design activities and developing functions or applications at chipset-level modules.

Employees

As of March 31, 2008, we had approximately 130 full-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

Web Site Access to Our Periodic SEC Reports

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

Item 1A. Risk Factors.

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

Our business depends on continued growth in mobile communications in terms of the number of existing mobile subscribers who upgrade or simply replace their existing mobile devices, the number of new subscribers and increased usage. As well, our sales and profitability are affected by the extent to which there is increasing demand for, and development of, value-added services, leading to opportunities for us to successfully market mobile devices that feature these services. These developments in our industry are to a certain extent outside of our control. For example, we are dependent on operators in highly penetrated markets to successfully introduce services that cause a substantial increase in usage of voice and data. Further, in order to support a continued increase in mobile subscribers in certain low-penetration markets, we are dependent on operators to increase their sales volumes of lower-cost mobile devices and to offer affordable rate. If operators are not successful in their attempts to increase subscriber numbers, stimulate increased usage or drive replacement sales, our business and results of operations could be materially adversely affected.

Our industry continues to undergo significant changes. First, the mobile communications, information technology, media and consumer electronics industries are converging in some areas into one broader industry leading to the creation of new type of mobile devices, services and ways to use mobile devices. Second, while participants in the mobile communications industry once provided complete products and solutions, industry players are increasingly providing specific hardware and software layers for products and solutions. As a result of these changes, new market segments within our industry have begun to emerge and we have made significant investments in new business opportunities in certain of these market segments, such as smartphones, imaging, games, music and enterprise mobility infrastructure. However, a number of the new market segments in the mobile communications industry are still in the early states of their development, and it may be difficult for us to accurately predict which new market segments are the most advantageous for us to focus on. As a result, if the segments on which we have chosen to focus grow less than expected, we may not receive a return on our investment as soon as we expect, or at all. We may also forego growth opportunities in new market segments of the mobile communications industry on which we do not focus.

Our results of operations, particularly our profitability, may be adversely affected if we do not successfully manage price erosion related to our products.

In the future, if, for competitive reasons, if we need to lower the selling prices of certain of our products and if we cannot lower our costs at the same rate or faster, this may have a material adverse effect on our business and results of operations, particularly our profitability. To mitigate the impact of product and service mix shifts on our profitability, we implement product segmentation with the aim of designing appropriate features with an appropriate cost basis for each customer segment. Likewise, we endeavor to mitigate the impact on our profitability of price erosion of certain features and functionalities by seeking to correctly time the introduction of new products, in order to align such introductions with declines in the prices of relevant components. We cannot predict with any certainty whether or to what extent we may need to lower prices for competitive reasons again and how successful we will be in aligning our cost basis to the pricing at any given point in time. Price erosion is a normal characteristic of the mobile devices industry, and the products and solutions offered by us are also subject to natural price erosion over time. If we cannot reduce our costs at the same rate, our business may be materially adversely affected.

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

The new business areas that we have entered may be less profitable than we currently foresee, or they may generate more variable operating results than we currently foresee. We expect to incur short-term operating losses in certain of these new business areas given our early stage investments in research and development and marketing in particular. Also our efforts in managing prices and costs in the long-term, especially balancing prices and sales volumes with research and development costs, may prove to be inadequate.

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

Our products and solutions include increasingly complex technology involving numerous new proprietary technologies, as well as some developed or licensed to us by certain third parties. As the amount of such proprietary technologies needed for our products and solutions continues to increase, the number of parties claiming rights continues to increase and become more fragmented within individual products, and as the complexity of the technology and the overlap of product functionalities increases, the possibility of more infringement and related intellectual property claims against us also continues to increase. The holders of patents potentially relevant to our product and solution offerings may be unknown to us, or may otherwise make it difficult for us to acquire a license on commercially acceptable terms. There may also be technologies licensed to and relied on by us that are subject to claims of infringement or other corresponding allegations by others which could damage our ability to rely on such technologies.

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

There has been public speculation about possible health risks to individuals from exposure to electromagnetic fields from base stations and from the use of mobile devices. While a substantial amount of scientific research conducted to date by various independent research bodies has indicated that these radio signals, at levels within the limits prescribed by public health authority safety standards and recommendations, present no discernable adverse effect on human health, we cannot be certain that future studies, irrespective of their scientific basis, will not suggest a link between electromagnetic fields and adverse health effects that would adversely affect our sales and share price. Research into these issues is ongoing by government agencies, international health organizations and other scientific bodies in order to develop a better scientific and public understanding of these issues.

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

Our business is subject to direct and indirect regulation in each of the countries in which we, and the companies with which we work or our customers do business. As a result, changes in various types of regulations applicable to current or new technologies, products or services could affect our business adversely. For example, it is in our interest that the Federal Communications Commission maintains a regulatory environment that ensures the continued growth of the wireless sector in the United States. In addition, changes in regulation affecting the construction of base stations and other network infrastructure could adversely affect the timing and costs of new network construction or expansion and the commercial launch and ultimate commercial success of these networks.

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

Our stock price has been historically volatile and may continue to be volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the twelve months ended March 31, 2008, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $1.91to $4.30 per share and the closing sale price on June 30, 2008 was $2.20 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

As of March 31, 2008, we have an R&D headquarter in Shanghai, a Tech-Support Center in Shenzhen and a factory in Fujian.

Our principal executive offices occupy a whole floor of space with total area of 1,737 square meters on the 18th floor YongSheng Building, Zhongshan Xi Road, Xuhui District, Shanghai, China. These leased premises house the design department, product testing facilities, maintenance and administrative departments. The lease is $19,000 per month.

Our Tech-Support Center in Shenzhen occupies 93 square meters at NongYuan Street, FuTian District.

Through our subsidiary Fujian QiaoXing, we hold two rights to use land with an area of 124,321.9 square meters and 130,112.9 square meters in JinFeng Technology Zone in Fujian Province, on which our new manufacturing facility is under construction. The two land use rights will expire in September 2054. We also own two factory buildings with construction area of 7,420 square meters and 5,500 square meters, respectively.

Item 3.  Legal Proceedings.

In August 2006, Sunplus Technology Co., Ltd., a company incorporated in the Republic of China filed a suit against Sunplus. The plaintiff brought suit demanding that Sunplus cease using the “Sunplus” name and the Company website. In April 2007, the court granted the demand and Sunplus appealed the ruling in Shanghai Superior People’s Court. In July 2007, both parties appeared in court. In August 2007, the Shanghai Superior People’s Court granted the demand to the plaintiff and Sunplus had to cease using the domain name “Sunplus” and the Company website www.sunpluschina.com.cn. Sunplus did not suffer any substantial pecuniary damages and is in the progress of changing the domain name and the Company website.

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Over-the-Counter Bulletin Board under the symbol “TBYH.OB”. As of June 30, 2008, there were: (i) 319 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status; (ii) no outstanding options to purchase shares of our common stock; (iii) 30,088,174 outstanding shares of our common stock, of which 11,839,056 shares are either freely tradable or eligible for sale under Rule 144 or Rule 144K, and (v) no shares subject to registration rights.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price

	High	Low
Fiscal 2008
First Quarter	$4.30	$2.25
Second Quarter	$4.20	$2.15
Third Quarter	$3.80	$2.00
Fourth Quarter	$3.20	$1.91

Fiscal 2007
First Quarter	$3.25	$2.10
Second Quarter	$2.82	$1.35
Third Quarter	$2.10	$1.46
Fourth Quarter	$3.15	$1.82

Dividend Policy

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Recent Sales of Unregistered Securities

During the year ended March 31, 2008, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Item 6.  Selected Financial Data.

The following tables summarize the consolidated financial data of T-Bay Holdings, Inc. for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to these consolidated financial statements appearing elsewhere in this Form 10-K.

	Year Ended March 31
		In thousands, except share amounts
	2006	2007	2008

Revenue	$25,527	$35,236	$45,681
Cost of sales	$9,612	$17,606	$23,539
Gross profit	$15,915	$17,630	$22,142
Depreciation and amortization	$167	$656	$965
Selling and distribution expenses	$234	$292	$280
General and administrative expenses	$3,334	$3,009	$3,643
Other income	$23	$7	$185
Interest expense	$1	$3	$3
Income before income taxes and minority interest	$12,369	$14,333	$18,401
Income tax expense	$1,746	$1,701	$3,188
Minority interests	$541	$429	$659
Net income attributable to the Shareholders of the Company	$10,082	$12,203	$14,554
Income per Share — basic	$0.34	$0.41	$0.48
Income per Share — diluted	$0.34	$0.41	$0.48

	Year Ended March 31
		In thousands, except share amounts
	2006	2007	2008
Balance Sheet Data:
Cash and cash equivalents	$4,673	$67	$23,355
Total current assets	$29,590	$27,522	$43,389
Total assets	$30,029	$52,473	$65,664
Accounts Payables	$2,493	$2,570	$688
Total current liabilities	$7,521	$19,450	$9,198
Long-term liabilities	$3,564	$3,967	$4,177
Total stockholders’ equity	$17,837	$31,720	$49,689

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

For the fiscal year ended March 31, 2008, our net revenue increased by $10,445,000 from $35,236,000 to $45,681,000, which represented a 29.6% growth. Our net profit increased by $2,351,000, or 19.3%, from $12,203,000 to $14,554,000. We reported per share earnings of $0.48 in fiscal year ended March 31, 2008, an increase of $0.07, or 17.1%, compared to $0.41 in the fiscal year ended March 31, 2007.

Net Revenue

(in thousands of US dollars)	Fiscal Year Ended March 31
	2008	2007	Variance	%
Sales of mobile phone components	$22,746	15,779	$6,967	44.2%
Revenue from design services	$22,935	19,457	$3,478	17.9%
NET REVENUE	$45,681	35,236	$10,445	29.6%

Our net revenue was $45,681,000 for the fiscal year ended March 31, 2008, an increase of $10,445,000, or 29.6%, from $35,236,000 in the previous fiscal year.  Revenue from sales of mobile phone components was $22,746,000 compared to $15,779,000 in the last fiscal year, representing a 44.2% increase. Revenue from design services also increased to $22,935,000 from $19,457,000 in the last fiscal year.

Our net revenue increase mainly resulted from the growth in sales of mobile phone components-PCB and PCBA boards.  Since March 2005, to better utilize our resources, we decided to focus on revenue from design services rather than manufacturing and selling whole mobile handsets for our clients. If necessary, we coordinate the production services provided by third parties with our clients’ needs. We believe this will enable us to shift our resources from manufacturing and logistics to R&D and design services, which are our core strengths. In the fiscal year ended March 31, 2008, customers placed more orders of PCB and PCBA boards, and as a result the percentage of our revenue from sales of mobile phone components increased substantially as compared with the previous year.

For the fiscal year ended March 31, 2008, revenue from design services represented 50.2% of total revenue, while revenue from sales of mobile phone components was 49.8%, compared to 55.2% from design services and 44.8% from sales of mobile phone components in the fiscal year ended March 31, 2007.

Detailed information on sale of mobile phone components

Sale of mobile phone components increased from $15,779,000 in fiscal 2007 to $22,746,000 in fiscal 2008, representing a 44.2% growth. The increase was mainly attributable to the growth in the sales of PCB and PCBA boards, the key components in the manufacture of mobile handsets.

We design and manufacture PCB and PCBA boards according to our customers’ specifications. Besides the amount of revenue from selling PCB and PCBA boards to our customers, we charge royalty fees by the number of PCB and PCBA boards we provide. We manufactured more PCB and PCBA boards for our customers for the fiscal year ended March 31, 2008 when compared to the fiscal year ended March 31, 2007. The increase in sales volume of PCB and PCBA boards led to the increase in sale of components. The average sell price of our product was stable in the market.

We have been selling our products in overseas markets through our sales agents in Mainland China and Hong Kong since March 2006. Our products were sold to end-users in nine different countries mainly in Southeast Asia, Eastern Europe and Latin America.

Detailed information on revenue from design services

Revenue from design services increased from $19,457,000 to $22,935,000, or17.9%. The increase was mainly attributable to the increase in mobile handset total solutions launched during the fiscal year.

We continue to cooperate with VIA, Anyka and Infineon as well as MTK to develop mobile solutions for the China market. New solutions based on VIA, MTK, and Anyka+Infineon have made our design popular in China and foreign market.

During fiscal year ended March 31, 2008, we launched 31 mobile handset solutions based on 3 different chipset platforms covering the high-end, mid-end and low-end markets. We developed solutions with functions of dual-SIM card, ECG monitor, push-to-talk, finger print recognition, gravity sense, PHS, Dual-T card and Digital TV tuning. We tailor-make solutions featuring functions such as handwriting recognition, digital camera, Dual speaker, GPRS, FM radio, dictionary, PC Cam, blue tooth, E-mail, MP3, MPEG4 3GP, WAP, USB&T-Flash, MMS, CMOS, TV-out, fingerprint authentication, firewall and sound recorder.

Each of our solutions was designed to target specific market segments. We provide a solution with ECG monitor for medical institutions; solutions with function of Walkie-talkie for hotels and convention centers employees, solutions of GSM and PHS for end users in remote areas and Dual SIM card solutions for business travelers. The promotion of diversified solutions improved our competitiveness and provided higher profit margins than ‘regular’ solutions.

Cost of Revenue

For the fiscal year ended March 31, 2008, the cost of revenue increased to $23,539,000 from $17,606,000 in the fiscal year ended March 31, 2007, representing a 33.7% increase.  Cost of revenue primarily consisted of the purchase cost of raw and processed materials and indirect costs of salaries of engineers and designers, R&D expenses and quality control.

Detailed information on Cost of Revenue

(in thousands of US dollars)	Fiscal Year Ended March 31
	2008	2007	Variance	%

Cost of revenue	$23,539	$17,606	$5,933	33.7
Raw materials	$20,464	$14,940	$5,524	37.0
R&D	$420	$92	$328	356.5
Model making	$177	$180	$(3)	(1.7)
Salaries	$1,133	$1,012	$121	12.0
Business tax	$1,149	$777	$372	47.9
Other indirect costs	$196	$605	$(409)	(67.6)

The increase was mainly attributable to the increase in purchase of raw materials. As we designed and manufactured more PCB and PCBA boards for our customers, we purchased more raw materials in the current fiscal year than in the fiscal year ended March 31, 2007. Key materials for manufacture such as chipsets and PCB blank boards accounted for a large proportion of cost of raw materials. The cost of raw material was up by $5,524,000, or 37.0%, from $14,940,000 for the fiscal year ended March 31, 2007.

Research and Development Costs

During the two years ended March 31, 2008 and 2007, research and development costs amounting to $420,000 and $92,000 respectively, were charged to operations and are included in cost of revenue. The increase in R&D costs was due to development of new solutions.

Gross profit

Our gross profit was $22,142,000 for the fiscal year ended March 31, 2008 as compared to $17,630,000 for the fiscal year ended March 31, 2007, representing a 25.6% growth. The increase in gross profit was mainly attributable to the increase of revenue from design services which has a higher profit margin than the revenue from sale of mobile phone components.

Operating Expenses

Operating expenses consist of selling expenses and general and administrative (G&A) expenses. For the fiscal year ended March 31, 2008, operating expenses were $3,923,000, as compared to $3,301,000 for the fiscal year ended March 31, 2007, representing an 18.8 % increase.

Detailed information of operating expenses for the year ended March 31, 2008 is as follows:

	Fiscal Year Ended March 31
(in thousands of US dollars)	2008		2007
		% of net revenue		% of net revenue
	Amount		Amount

Operating Expenses	$3,923	8.6%	$3,301	9.4%

Selling Expenses	$280	0.6%	$292	0.9%

G&A Expenses	$3,643	7.9%	$3,009	8.5%

Operating expenses during the fiscal year ended March 31, 2008 were $3,923,000, 8.6% of revenue, compared to $3,301,000, 9.4% of revenue for the fiscal year ended March 31, 2007.

Selling expenses decreased from $292,000 to $280,000. The decrease was mainly attributable to less marketing-related expenses, such as the expense for business trips following the establishment of our Shenzhen Tech Support Center.

G&A expenses were $3,643,000, 7.9% of revenue, compared to $3,009,000 in the last fiscal year. The increase in G&A expenses was mainly due to the increase of allowance for doubtful receivables and rental expenses.

We increased the allowance for doubtful receivables by $700,000 for the year ended 31 March 2008. The allowance for doubtful receivables was $1,125,000 as of March 31, 2008 compared to $425,000 as of March 31, 2007.  Allowance for doubtful receivables is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.

Rental expenses increased as we set up the Shenzhen Tech Support Center and rented an office which occupies 93 square meters at NongYuan Street, FuTian District.

Interest Expense

During the fiscal year ended March 31, 2008, we did not borrow any funds. We have incurred interest expenses of $3,000 during the fiscal year ended March 31, 2008 for discounted bills.

Minority Interests

Minority interests represent the portion of income of Sunplus, Fujian QiaoXing and JiaXun that we do not own.  In fiscal year ended 2008, minority interests were attributable to the minority interests owned by Shanghai Fanna, which owns directly 5% of Sunplus, and indirectly 5% of Fujian QiaoXing and Jia Xun.

Income Tax

Sunplus is subject to PRC Income Tax.  Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai is 25% as of January 1, 2008. It was 27% prior to January 1, 2008.

Pursuant to the relevant laws and regulations in the PRC, Sunplus was entitled to an exemption from PRC income tax for two years starting from its first profitable year.  As Sunplus’ statutory year-end is December 31, the exemption applied from January 1, 2003 to December 31, 2004.  Sunplus was also entitled to three years of 50% exemption after the expiration of the two years of full exemption.  The 50% exemption applies from January 1, 2005 to December 31, 2007. Therefore, Sunplus was subject to a 13.5% income tax through December 31, 2007 and 25% thereafter.

For the fiscal year ended March 31, 2008, Sunplus made an income tax provision of $3,188,000 in total, compared to $1,701,000 in the last fiscal year ended March 31, 2007.

Fujian QiaoXing and JiaXun have not yet commenced operations and are not subject to any tax in the fiscal year ended March 31, 2008 and 2007.

Net income

As a result of the above items, net income was $14,554,000 for the fiscal year ended March 31, 2008, as compared to $12,203,000 for fiscal year ended March 31, 2007, representing a 19.3% growth. The growth is mainly the result of significant increase of income from the revenue from design services.

Earnings per share

We reported earning per share of $0.48, based on 30,088,174 outstanding weighted shares for the fiscal year ended March 31, 2008. Our outstanding common stock was 30,088,174 shares as of March 31, 2008. We do not have any preferred stock issued or outstanding.

Assets

Cash and cash equivalents

	Fiscal Year Ended March 31,
	(in thousands of US dollars)
	2008	2007

Cash and cash equivalents	23,355	67

Cash and cash equivalents were $23,355,000 as of March 31, 2008. The Company improved its cash position through cash management and increased collection of long-outstanding accounts receivable from customers during this fiscal year.

Accounts receivable, net

As of March 31, 2008, accounts receivable amounted to $17,718,000, a decrease of $1,599,000 compared to $19,317,000 as of March 31, 2007. The decrease was mainly because the Company has enhanced its management on accounts receivable. The Company revaluated its risk of receivables and made an effort to collect historical accounts receivable. The Company also shortened the average credit period for new customers.

The receivables are mostly from customers with whom we have established long term good relationships. The credit terms we provide to our customers vary and depend on their size, industry reputation and historical credit performance. We believe there is not a high risk that we have uncollectible receivables in excess of the allowance provided.

The Company also recognized an additional allowance of $700,000 for doubtful receivables in the fiscal year ended March 31, 2008, as compared to $62,000 for the fiscal year ended March 31, 2007, to ensure accounts and other receivable are not overstated due to un-collectibility. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Detailed information on accounts receivables, net

	Fiscal Year Ended March 31, (in thousands of US dollars)
	2008	2007
Accounts receivable	18,843	19,742
Allowance of doubtful debts	(1,125)	(425)
Accounts receivable, net	17,718	19,317

Notes receivable

As of March 31, 2008, there was no notes receivable, as compared to $4,014,000 as of March 31, 2007. Notes receivable are mainly settlement of accounts receivable from customers who issued commercial notes as payments.

Inventories

Inventories comprised raw materials, work in progress and finished goods and are stated at the lower of cost or market value. Market value represents replacement cost for raw materials and net realizable value for finished goods and work in progress. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct materials, subcontracting charges and other overhead before the goods are ready for sale. Inventory costs do not exceed market value.

	Fiscal Year Ended March 31
	(in thousands of US dollars)
	2008	2007

Inventories	242	878

As of March 31, 2008, the Company had inventories valued at $242,000, a decrease of $636,000, or 72.4%, compared to $878,000 as at March 31, 2007. The significant decrease was attributed to the disposal of our inventories.

Inventories consisted of the following for the years ended March 31:

	Fiscal Year Ended March 31
	(in thousands of US dollars)
	2008	2007

Raw materials	583	860
Work in progress	29	503
Finished goods	-	191
Total	612	1,554
Less: allowance for losses	(370)	(676)
Inventories, net	242	878

Raw materials of $583,000 mainly consist of chipsets, PCB blank boards and multi-processor for PCBs and PCBAs manufacture. We maintain a certain level of key materials as a buffer to avoid a disruption of operating activities, and to ensure on-time delivery of the PCB and PCBA boards to our customers.

The work in progress of $29,000 consists of capitalized costs for ongoing projects.

During the fiscal year ended March 31, 2008, provision of $306,000 has been written off against inventory cost. As of March 31, 2008, the provision of $370,000 was for obsolete raw materials.

Property, Plant and Equipment

	Fiscal Year Ended March 31
	(in thousands of US dollars)
	2008	2007

Property, Plant and Equipment	4,131	3,951

As of March 31, 2008, our property, plant and equipment amounted to $4,131,000.

The detailed information on property, plant and equipment is as follows:

	Fiscal Year Ended March 31
	(in thousands of US dollars)
	2008	2007
Cost
Building	768	-
Machinery	4,804	4,364
Office equipment	459	404
Motor vehicles	87	104
Total	6,118	4,872

Accumulated depreciation
Building	43	-
Machinery	1,571	643
Office equipment	333	238
Motor vehicles	40	40
Total	1,987	921

Carrying value
Building	725
Machinery	3,233	3,721
Office equipment	126	166
Motor vehicles	47	64
Total	4,131	3,951

Land Use Rights

As of March 31, 2008, we have two land use rights in the amount of $10,647,000 in JinFeng Technology Zone in Fujian Province. Land-use rights are stated at cost less amortization. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in Fujian Province, PRC. The increase of land use rights from $9,488,000 to $10,647,000 was due to foreign currency translation.

Goodwill

On March 19, 2007, Sunplus and Jiaxun acquired 80% and 20%, respectively, of Fujian Qiaoxing. As of the acquisition date, the Group recorded the fair market value of Fujian Qiaoxing’s assets and liabilities.  Fair market value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties.  The value of Fujian Qiaoxing’s land use rights was determined by reference to the open market value.  To the extent that the purchase price exceeded the fair value of the assets and liabilities assumed, goodwill was recorded.   The increase of goodwill from $4,873,000 to $5,362,000 was due to foreign currency translation.

Liabilities

(in thousands of US dollars)	Fiscal Year Ended March 31
	2008	2007

Liabilities	13,375	19,450
Current liabilities	9,198	15,483
Long-term liabilities	4,177	3,967

Our total liabilities as of March 31, 2008 were $13,375,000, which consisted of $9,198,000 in current liabilities and $4,177,000 in long-term liabilities.

Long-term liabilities amounted to $4,177,000 as of March 31, 2008, all of which were liabilities due to shareholders.

Liquidity and Capital Resources

For the fiscal year ended March 31, 2008, we were principally engaged in providing design solutions of wireless communication devices and sales of mobile phone components. We did not declare or pay dividends in the fiscal year 2008.

Cash and cash equivalents increased from $67,000 to $23,355,000 as of March 31, 2008.

We generated $17,988,000 from operating activities for fiscal year ended March 31, 2008, as compared to $15,719,000 generated from operating activities for 2007. Net cash flow generated from operating activities increased mainly due to decrease in accounts receivable and note receivables and offset by the effect of decrease in accruals and other payable. For design business, our accounts receivable cycle typically averages approximately eight months.

Net cash generated from investing activities amounted to $4,105,000 for the fiscal year ended March 31, 2008 as compared with net cash used in investing activities of $21,348,000 for the fiscal year ended March 31, 2007. During the fiscal year ended March 31, 2008, we received a $4,864,000 refund of deposit from the acquisition of plant and equipment. During the fiscal year ended March 31, 2007, we paid $12,565,000 for the acquisition of Fujian Qiaoxing.

For fiscal year ended 2008, net cash flow generated from financing activities was $896,000 as compared with $953,000 in 2007.

As of March 31, 2008, we had capital commitments of $37,000 in relation to acquisition of intangible assets.

We believe that the revenue from operations is sufficient to support our operational, capital commitments, debt repayment, interest requirements and dividend policy, as well as to meet our working capital needs.

Critical Accounting Policies

The financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

Our revenues are mainly derived from design fees of mobile handset design services and sales of mobile phone components. We earn our revenue mainly through NRE fees, royalties, and sales of products.

NRE fee. NRE fees stands for Non Refundable Engineering fees, a fixed one-off fee after an agreement has been signed by both the customers and the Company. The NRE fees are no less than the total expense of project design which normally includes the cost of market study, product concept identification, hardware design, software design, engineer expense, mechanical engineering design, testing and quality assurance, pilot production and production support. The NRE fees are recognized when payments are received.

Royalty. In addition to NRE fees, we also charge royalties to our customers. The royalty is calculated at a certain rate for each unit manufactured or sold by our customers. The rate is variable based on the volume of mobile handsets manufactured or sold. Royalty income is recognized when the confirmation of manufacturing or selling volume is obtained from customers.

Component and product sales. Revenue from sales of components including but not limited to PCBAs, PCBs, whole handsets designed by us and manufactured by OEMs, and wireless modules is recognized when products are delivered to our customers.

Goodwill

Goodwill is tested for impairment annually if circumstances changes and recognized as an asset and carried at cost less impairment. In accordance with SFAS No. 142, goodwill is tested for impairment on an annual basis.  We recognized goodwill when there is an excess of the cost of acquisition over the Group’s interest in the fair value of the identifiable assets and liabilities of a subsidiary at the date of acquisition. Goodwill impairment losses recognized cannot be reversed and goodwill arising on the acquisition of subsidiaries is presented separately in the balance sheet.

Allowance for doubtful receivables
Our determination of the allowance for doubtful receivables is based on a general reserve established for all cutomers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The majority of our revenues derived and expenses and liabilities incurred are in Chinese Renminbi (“RMB”) with a relatively small amount in Hong Kong dollars (“HK$”) and the United States dollars (“$”). Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China and Hong Kong. We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. The availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.

Item 8.  Financial Statements and Supplementary Data.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
T-Bay Holdings, Inc.

We have audited the accompanying consolidated balance sheet of T-Bay Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2008 and 2007 and the results of its operations and cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants
Hong Kong

July 15, 2008

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and 2007
(In thousands of United States dollars)

		MARCH 31,
	Note(s)	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$23,355	$67
Notes receivables		-	4,014
Accounts receivable, net	3	17,718	19,317
Prepayments, deposits and other receivables, net
Related parties	10	-	17
Third parties		2,074	3,208
Value Added Tax (“VAT”) recoverable		-	21
Inventories	4	242	878

Total current assets		43,389	27,522

PROPERTY, PLANT AND EQUIPMENT, NET	5	4,131	3,951
CONSTRUCTION IN PROGRESS		2,035	1,910
DEPOSIT FOR PROPERTY, PLANT AND EQUIPMENT		-	4,698
LAND USE RIGHTS AND OTHER INTANGIBLE ASSETS	6	10,747	9,519
GOODWILL	6	5,362	4,873

TOTAL ASSETS		$65,664	$52,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$688	$2,570
Accruals and other payables
Related parties	10	247	199
Third parties		4,649	7,857
Receipts in advance		2,098	2,675
Income tax payable		1,516	2,182

Total current liabilities		9.198	15,483

LONG-TERM LIABILITIES
Due to shareholders	10	4,177	3,967

Total liabilities		13,375	19,450

MINORITY INTERESTS		2,600	1,303

COMMITMENTS AND CONTINGENCIES	12

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value $0.001, issued and outstanding Nil	2(s)	-	-
Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding 30,088,174		30	30
Additional paid-in capital		1,462	1,462
Public welfare fund		2,109	1,430
Statutory surplus fund		4,219	2,859
Retained earnings		37,016	23,975
Accumulated other comprehensive income		4,853	1,964

Total stockholders’ equity		49,689	31,720

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$65,664	$52,473

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2008 and 2007
(In thousands of United States dollars, except per share data)

	Note(s)	YEAR ENDED MARCH 31,
		2008	2007

NET REVENUE		$45,681	$35,236

COST OF REVENUE		23,539	17,606

GROSS PROFIT		22,142	17,630

OPERATING EXPENSES
Selling expenses		280	292
General and administrative expenses		3,643	3,009

TOTAL OPERATING EXPENSES		3,923	3,301

INCOME FROM OPERATIONS		18,219	14,329

OTHER INCOME		185	7
INTEREST EXPENSE		(3)	(3)

INCOME BEFORE INCOME TAX AND MINORITY INTERESTS		18,401	14,333

INCOME TAX: CURRENT	7	(3,188)	(1,701)

INCOME BEFORE MINORITY INTERESTS		15,213	12,632

MINORITY INTERESTS		(659)	(429)

NET INCOME		14,554	12,203

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		2,889	1,548

COMPREHENSIVE INCOME		$17,443	$13,751

WEIGHTED AVERAGE NUMBER OF SHARES (in thousands)		30,088	30,088

EARNINGS PER SHARE (in dollars)	2(q)	$0.48	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended March 31, 2008 and 2007
(In thousands of United States dollars)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	PUBLIC WELFARE FUND	STATUTORY SURPLUS FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares

Balance, April 1, 2006	30,088,174	$30	$1,462	$809	$1,617	$13,503	$416	$17,837
Net income	-	-	-	-	-	12,203	-	12,203
Transfer	-	-	-	577	1,154	(1,731)	-	-
Foreign currency translation adjustment	-	-	-	44	88	-	1,548	1,680

Balance, March 31, 2007	30,088,174	30	1,462	1,430	2,859	23,975	1,964	31,720
Net income	-	-	-	-	-	14,554	-	14,554
Transfer	-	-	-	504	1,009	(1,513)	-	-
Foreign currency translation adjustment	-	-	-	175	351	-	2,889	3,415
Balance, March 31, 2008	30,088,174	$30	$1,462	$2,109	$4,219	$37,016	$4,853	$49,689

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2008 and 2007
(In thousands of United States dollars)

	FOR THE YEAR ENDED MARCH 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,554	$12,203
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation	929	642
Amortization	36	14
Allowances for doubtful receivables	700	62
(Reversal of allowance)/allowance for inventories	(306)	244
Minority interests	659	429
(Gain)/ Loss on disposal of property, plant and equipment	(5)	5
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	2,316	(4,210)
Decrease in notes receivable	4,156	3,949
Decrease/(Increase) in prepayments, deposits and other receivables	1,184	(1,004)
Increase/(decrease) in VAT recoverable	21	(1)
Decrease in inventories	988	909
Decrease in accounts payable	(1,035)	(7)
(Decrease)/ Increase in accruals and other payables	(4,686)	1,161
(Decrease)/ Increase in receipts in advance	(690)	1,152
(Decrease)/Increase in income tax payable	(833)	171

Net cash provided by operating activities	17,988	15,719

CASH FLOWS FROM INVESTING ACTIVITES
Cash outflow from acquisition of subsidiary (Note 11)	-	(12,565)
Acquisition of property, plant and equipment	(675)	(4,096)
Proceeds received from disposal of property, plant and equipment	13	14
Deposit received/(paid) for property, plant and equipment	4,864	(4,698)
Acquisition of intangible assets	(97)	(3)

Net cash provided by/(used in) investing activities	4,105	(21,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in minority interests	638	351
Increase in amounts due to shareholders	258	602

Net cash provided by financing activities	896	953

Effect of exchange rate changes on cash	299	70

Net increase in cash and cash equivalents	23,288	(4,606)

Cash and cash equivalents at beginning of year	67	4,673

Cash and cash equivalents at end of year	$23,355	$67

SUPPLEMENTAL INFORMATION
Income taxes paid	$3,854	$1,530
Interest paid	$3	$3

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007

1. The Company and subsidiaries

T-Bay Holdings, Inc. (the “Company” or T-Bay) was incorporated under the laws of the State of Utah on August 8, 1984 as “Sharus Corporation” with authorized common stock of 50,000,000 shares with a par value of $0.001. On June 13, 1989, the domicile of the Company was changed to the state of Nevada in connection with a name change to “Golden Quest, Inc.”.  On January 7, 2002, the name was changed to “T-Bay Holdings, Inc.” as part of a reverse stock split of 400 shares of outstanding stock for one share and on November 23, 2004, the Company increased the authorized common stock to 100,000,000 shares with a par value of $0.001 as part of a reverse stock split of 20 outstanding shares for one share.

On August 16, 2005, pursuant to an Agreement and Plan of Reorganization, T-Bay issued 18,550,000 shares of its common stock for all of Amber Link International Limited’s (“Amber Link”) and Wise Target International Limited’s (“Wise Target”) outstanding shares of common stock (the “Merger”). Amber Link and Wise Target are two of the owners of Shanghai Sunplus Communication Co., Ltd. (“Sunplus”). As of March 31, 2008 and 2007, Wise Target owned a 75% interest and Amber Link owned a 20% interest in Sunplus. After the Merger and as of March 31, 2008 T-Bay indirectly owned a 95% interest in Sunplus.

Wise Target was incorporated on April 24, 2002 under the International Business Companies Act in the British Virgin Islands.

Amber Link was incorporated on May 10, 2002 under the International Business Companies Act in the British Virgin Islands. During the year ended March 31, 2007, Amber Link commenced the sales of mobile phones and components.

Sunplus was established on October 17, 2002 under the laws of the People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices. Sunplus commenced operations on May 1, 2003. At March 31, 2008, Sunplus has approximately 130 staff, mostly engineers and software programmers.

On February 12, 2007, Sunplus established a wholly-owned subsidiary, Zhangzhou JiaXun Communication Facility Co., Ltd. (“Zhangzhou JiaXun”) under the laws of the PRC. Zhangzhou JiaXun is an investment holding company.

On March 19, 2007, Sunplus and Zhangzhou JiaXun acquired 80% and 20%, respectively, of Fujian Qiaoxing Industry Co., Ltd. (“Fujian Qiaoxing”) (Note 11). Fujian Qiaoxing has not commenced operations as of March 31, 2008.

2. Summary of Significant Accounting Policies

(a) Basis of Preparation and Consolidation

The consolidated financial statements for the year ended March 31, 2008 and 2007 included the financial statements of T-Bay and its subsidiaries (hereinafter, referred to collectively as the “Group”) and are prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP). All significant inter-company balances and transactions have been eliminated in consolidation.

The consolidated balance sheets as of March 31, 2008 and 2007 include T-Bay, Wise Target, Amber Link, Sunplus, Zhangzhou JiaXun and Fujian Qiaoxing. The consolidated statement of operations for the year ended March 31, 2008 includes T-Bay, Wise Target, Amber Link, Sunplus, Zhangzhou JiaXun and Fujian Qiaoxing. The consolidated statement of operations for the year ended March 31, 2007 included T-Bay, Wise Target, Amber Link and Sunplus for the full year and Zhangzhou JiaXun and Fujian Qiaoxing from date of establishment/acquisition.

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

(d) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2008 and 2007, the Group did not have any cash equivalents.

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

Management estimates that property, plant and equipment have a 10% residual value. The estimated useful lives are as follows:

Buildings	20 years
Machinery	5 years
Office equipment	5 years
Motor vehicles	5 years

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

(k) Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Group evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of March 31, 2008 and 2007, no impairment loss has been recognized.

(l) Income Taxes

The Group accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Group reviews the differences between the tax bases under PRC tax laws and financial reporting under US GAAP. As of March 31, 2008 and 2007, no material differences were found; therefore, there were no material deferred tax assets or liabilities arising from the operations of the subsidiaries in the PRC.

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

(n) Research and development costs

Research and development costs consist of expenditure incurred during the course of planned research and investigation aimed at discovery of new knowledge which will be useful for developing new products or significantly enhancing existing products, and the implementation of such through design and testing of product alternatives. All expenses incurred in connection with the Group’s research and development activities are charged to current income. During the two years ended March 31, 2008 and 2007, research and development costs amounting to $420,000 and $92,000, respectively, were charged to operations and are included in cost of revenue.

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

Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the consolidated statement of operations as incurred.

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

(q) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for the year, if dilutive. There are no common stock equivalents in 2008 and 2007.

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

3. Allowance for Doubtful Receivables

	MARCH 31,
	2008	2007
	US$’000	US$’000
Balance, beginning of year	425	363
Additions	700	62
Balance, end of year	1,125	425

4. Inventories

As of March 31, 2008 and 2007, inventories consisted of the following:

	MARCH 31,
	2008	2007
	US$’000	US$’000
Raw materials	583	860
Work in progress	29	503
Finished goods	-	191
	612	1,554
Less: allowance for losses	(370)	(676)
Total	242	878

The changes in the inventory allowances are summarized as follows:

	MARCH 31,
	2008	2007
	US$’000	US$’000
Balance, beginning of year	676	432
(Reversal)/additions	(306)	244
Balance, end of year	370	676

5. Property, Plant and Equipment, Net

	MARCH 31,
	2008	2007
	US$’000	US$’000
Cost
Building	768	-
Machinery	4,804	4,364
Office equipment	459	404
Motor vehicles	87	104
	6,118	4,872
Accumulated depreciation
Building	43	-
Machinery	1,571	643
Office equipment	333	238
Motor vehicles	40	40
	1,987	921
Carrying value
Building	725	-
Machinery	3,233	3,721
Office equipment	126	166
Motor vehicles	47	64
	4,131	3,951

Depreciation expense for each of the years ended March 31, 2008 and 2007 was approximately $929,000 and $983,000, respectively.

6. Goodwill and Other Intangible Assets, Net

Changes in the carrying amount of goodwill for the year ended March 31, 2008 were as follows:-

Goodwill
US$’000

Balance, March 31, 2007	4,873

Foreign currency translation	489

Balance, March 31, 2008	5,362

SFAS No. 142,“Goodwill and Other Intangible Assets,” requires the Company to perform an assessment at least annually as to whether there is an indication that the carrying values of goodwill and other intangible assets are impaired at the reporting unit level. The annual impairment test is performed at the year ending date.

Changes in the carrying amount of land use rights and other intangible assets for the year ended March 31, 2008 were as follows:

	Land use rights	Software	Patent	Total
	US$’000	US$’000	US$’000	US$’000

Cost:
Balance, March 31, 2007	9,488	68	3	9,559
Additions	-	97	-	97
Foreign currency translation	1,159	13	1	1,173

Balance, March 31, 2008	10,647	178	4	10,829

Less: Accumulated amortisation
Balance, March 31, 2007	-	(39)	(1)	(40)
Amortisation expenses	-	(35)	(1)	(36)
Foreign currency translation	-	(6)	-	(6)

Balance, March 31, 2008	-	(80)	(2)	(82)

Net balance, March 31, 2008	10,647	98	2	10,747

The estimated amortization expense for the five years ending March 31, 2009, 2010, 2011, 2012 and 2013 amounts to approximately $36,000, $23,000, $22,000, $17,000 and $2,000, respectively.

7. Income Taxes

Amber Link and Wise Target are not subject to income taxes in any tax jurisdiction.

No provision for income tax for T-Bay has been made as it incurred a loss for the two years ended March 31, 2008 and 2007.

Sunplus is subject to PRC Income Tax. Pursuant to the New PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% as of January 1, 2008; prior to that date, it was 27%.

Zhangzhou JiaXun and Fujian Qiaoxing have not commenced operations.

Pursuant to the old laws and regulations in the PRC, Sunplus was entitled to an exemption from PRC income tax for two years starting from its first profitable year. As Sunplus’ statutory year-end is December 31, the tax exemption applied to the period from January 1, 2003 to December 31, 2004. Sunplus was also entitled to three years of 50% exemption after the expiration of the two years of full exemption. The 50% tax exemption applied to the period from January 1, 2005 to December 31, 2007. For the period from April 1, 2006 to December 31, 2007, Sunplus is subject to PRC Income Tax at a reduced rate of 13.5%. Starting from January 1, 2008, Sunplus is subject to PRC Income Tax at the prevailing statutory rate of 25%.

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	YEAR ENDED MARCH 31,
	2008	2007
	US$’000	US$’000

Income before income tax	18,401	14,333

Income tax on pretax income at statutory rate	6,256	4,873
Effect of different tax rates of subsidiary operating in other jurisdictions	(2,188)	(2,219)
Tax effect of non-deductible expenses	504	665
Tax effect of non-taxable income	(1)	(40)
Valuation allowance	118	120
Tax effect of exemption	(1,501)	(1,698)
Income tax	3,188	1,701

As of March 31, 2008 and 2007, T-Bay had accumulated net operating loss carryforwards for United States federal tax purposes of approximately of $5,501,000 and $5,223,000, respectively, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at March 31, 2008 and 2007.  The net operating loss carryforwards expire in years 2012 through 2028.

As of March 31, 2008 and 2007, deferred tax assets consist of:-

	MARCH 31,
	2008	2007
	US$’000	US$’000
Net operating loss carryforwards	1,896	1,778
Less: valuation allowance	(1,896)	(1,778)
Net	-	-

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

At March 31, 2008 and 2007, the Group had credit risk exposure of uninsured cash in banks of approximately $23,355,000 and $67,000, respectively.

A substantial portion of revenue was generated from one group of customers for the year ended March 31, 2008 and 2007.

The net sales to customers representing at least 10% of net total sales are as follows:

	YEAR ENDED MARCH 31,
	2008		2007
	US$’000%		US$’000%
Customer A	1,520	3	7,542	21
Customer B	723	2	3,385	10
Customer C*	-	-	3,382	10
Customer D	6,977	15	2,766	8
Customer E	4,902	11	1,147	3
Customer F	4,410	10	1,065	3
Customer group A*	3,755	8	8,823	25

*At March 31, 2008 and 2007, this group of customers accounted for 10% and 41%, respectively, of net accounts receivable. The accounts receivable have repayment terms of not more than twelve months. The Group does not require collateral to support financial instruments that are subject to credit risk.

The following customers had balances greater than 10% of the total accounts receivable as of March 31, 2008 and 2007:

	MARCH 31,
	2008		2007
	US$’000%		US$’000%
Customer C*	-	-	3,322	17
Customer D	3,603	19	3,478	18
Customer G	3,220	17	3,984	20
Customer H	2,529	13	8	-
Customer I	2,517	13	-	-
Customer J	2,030	11	-	-
Customer K*	128	1	2,188	11
Customer L	-	-	2,527	13
Customer group A*	1,941	10	7,952	41

* Customer Group A includes customers C and K and other customers in the same group that individiually do not meet the greater than 10% threshhold

9. Retirement and Welfare Benefits

The full-time employees of the PRC subsidiaries are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The PRC subsidiaries are required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $212,000 and $297,000 for the two years ended March 31, 2008 and 2007, respectively. The PRC subsidiaries are required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees.

10. Related Party Transactions

The Group engages in business transactions with the following related parties:
a. Li Xiaofeng, a stockholder of T-Bay.
b. Li Meilian, a stockholder of T-Bay.

The Group has the following transactions and balances with related parties:-

	MARCH 31,
	2008	2007
	US$’000	US$’000

Other receivables – Li Xiaofeng	-	17
Other payable – Li Meilian	247	199
Long-term liabilities
Other payable – Li Meilian	3,404	3,194
Other payable – Li Xiaofeng	773	773
	4,177	3,967

The balances have no stated terms for repayment and are not interest bearing. The payables to Li Meilian and Li Xiaofeng are not repayable within the next twelve months.

11. Acquisition of subsidiary

On March 19, 2007, Sunplus and Zhangzhou JiaXun acquired 80% and 20%, respectively, of Fujian Qiaoxing from a third party. The acquisition was to allow the Group to manufacture in their own facilities. This transaction was accounted for using the purchase method of accounting. As of the acquisition date, the Group recorded the fair market value of Fujian Qiaoxing’s assets and liabilities. Fair market value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties. The value of Fujian Qiaoxing’s land use rights was determined by reference to the open market value. To the extent that the purchase price exceeded the fair value of the assets and liabilities assumed, goodwill was recorded. The resulting land use rights acquired in connection with the acquisition will be amortized over 47 years. The allocation of the purchase price to assets acquired and liabilities assumed was as follows:-

March 31, 2007
Acquisition of subsidiary	US$’000
Net assets acquired:-
Property, plant and equipment	24
Construction in progress	1,910
Land use rights	9,488
Cash and bank balances	33
Other receivables	1,645
Other payables	(3,986)
Net assets acquired	9,114
Goodwill on consolidation	4,873
Consideration	13,987

US$’000
Satisfied by:
Cash	12,598
Other payable	1,389
Total consideration	13,987

An analysis of the net outflow of cash and cash equivalents in respect of the acquisition of Fujian Qiaoxing is as follows:-

US$’000
Cash and bank balances acquired	33
Less: cash consideration paid	(12,598)
Net cash outflow	(12,565)

Proforma information was not presented as it is not significant.

12. Commitments and Contingencies

a.	As of March 31, 2008, Sunplus leased office premises under an agreement expiring in 2008 to 2009.

Rental expenses for the two years ended March 31, 2008 and 2007 amounted to $439,000 and $315,000, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

The future minimum lease payments under the above-mentioned lease as of March 31, 2008 are as follows:-

US$’000
Year Ending March 31,
2009	126
2010	8
Total	134

b.	As of March 31, 2008, the Group had capital commitments in relation to acquisition of intangible assets of $37,000.

c.
In August 2006, Sunplus Technology Co., Ltd., a company incorporated in the Republic of China filed a suit against Sunplus. The plaintiff brought suit demanding that Sunplus cease using the “Sunplus” name and the Company website. In April 2007, the court granted the demand and Sunplus appealed the ruling in Shanghai Superior People’s Court. In July 2007, both parties appeared in court. In August 2007, the Shanghai Superior People’s Court granted the demand to the plaintiff and Sunplus had to cease using the domain name “Sunplus” and the Company website www.sunpluschina.com.cn. Sunplus did not suffer any substantial pecuniary damages and is in the process of changing the domain name and the Company website.

13. New Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses the way companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The adoption is not expected to have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities - including an amendment of FAS 115 (“SFAS No. 159”), which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for the first fiscal year beginning after November 15, 2007. The adoption is not expected to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact adopting SFAS No. 160 will have on its consolidated financial condition, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS No. 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact SFAS No. 141(R) will have on its consolidated financial statements and does not expect the adoption of SFAS No. 141(R) to have a material effect on its consolidated financial condition, results of operations, or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 expands and amends the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of determining what effect, if any, the application of the provisions of SFAS 161 will have on its financial position, results of operations or cash flows.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. In making this evaluation, our management considered the material weaknesses in our internal control over financial reporting and the status of remediation as discussed below. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2008.However, giving full consideration to the material weaknesses described below, we performed adequate analyses and procedures, including among other things, transaction reviews and account reconciliations, in order to provide assurance that our consolidated financial statements included in this annual report were prepared in accordance with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2008. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2008, we identified the following material weaknesses, which had not been fully remedied and continued to exist:

•
There was a lack of 1) effective communication of the importance of internal controls over financial reporting throughout the structure of the Company and 2) an adequate tone set by management around control consciousness.

•
We do not have sufficient in-house capacity to review and supervise the accounting operations. Our policies and procedures with respect to the review, supervision and monitoring of accounting operations were not operating in a fully effective manner. Timely review of vouchers, general ledger and sub-ledger was not sufficient.

•
Our accounting staff was not familiar with U.S. GAAP and SEC reporting requirements. In addition, we did not maintain effective controls over the preparation and review of the period-end closing procedures to ensure the completeness and accuracy of the consolidated financial statements and that balances and disclosures reported in the consolidated financial statements reconciled to the underlying supporting schedules and accounting records.

•
There was a lack of effective anti-fraud program designed to detect and prevent fraud relating to an effective whistle-blower program, consistent background checks of personnel in positions of responsibility and an ongoing program to manage identified fraud risks.

•	We did not maintain an effective risk assessment and management mechanism. Specifically, we do not have sufficient internal mechanisms to prevent management override in a fully effective manner.

•
Our internal audit function was not sufficient. Specifically, there were no personnel with an appropriate level of experience, training and there were no lines of reporting to allow an internal audit group to function effectively in determining the adequacy of our internal control over financial reporting and monitoring the ongoing effectiveness thereof.

•	We do not have sufficient safeguards of documentation such as contracts and agreements.

In light of these material weaknesses management concluded that our internal control over financial reporting was not effective as of March 31, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

(c) Remediation and Changes in Internal Controls

Subsequent to March 31, 2008, but prior to the filing of this Form 10-K, the Company has taken the following actions to remedy the material weaknesses more specifically described and addressed in Part B of this Item:

•
In regard to the lack of effective communication, management held a meeting to review the implementation of further elements of internal controls; we reviewed the employee handbook and work flow; sent notices out to all employees; to add further internal control elements in the area of work assessment; we have set up a special fund for internal control improvement. We are also considering hiring a SOX 404 consultant.

•
In regard to insufficient in-house capacity, we have set up an internal control center which directly reports to the board directors; we have instructed the human resources department to hire capable personnel with relevant accounting knowledge; we have worked out a standard procedure to monitor accounting operation and timely review of vouchers, general ledger and sub-ledger; we ensure proper review of vouchers, general ledger and sub-ledger prior to the filing of this Form 10-K.

•
In regard to the accounting staff not being familiar with U.S. GAAP, we will hire a financial supervisor and accountant with knowledge and expertise in U.S. GAAP; we have appointed an independent director, who has over 15 years of experience in accounting and finance field. He, together with the other two independent directors have reviewed and approved the financial statements prior to the filing of this Form 10-K; we have designated one member of the accounting staff to collect US GAAP updates and assess impact to the Company’s financial statements of the new US accounting standards.

•
In regard to 1) the lack of effective anti-fraud program designed to detect and whistle-blower program, management has approved an anti-fraud program as well as a whistle-blower program; 2) the Company will perform consistent background checks of personnel in positions of responsibility; and 3) the Company has set-up a standard procedure to identify and manage fraud risk.

•
In regard to the lack of sufficient internal mechanisms to prevent management override, we have appointed three new independent directors in June 2008 and we are in the process of forming an Audit Committee; they will review the historical records and budget and review and amend the work flow to provide further internal control elements. Our independent directors have reviewed and approved the financial statements prior to the filing of this Form 10-K.

•
In regard to insufficient internal audit function, we have set up an internal control center which directly reports to board directors and will report to the Audit Committee when it is formed; we have instructed the human resources department to hire capable personnel with relevant internal audit experience for the internal audit function.

•
In regard to the lack of sufficient safeguard of documentation, we have implemented procedures to safeguard all important documentation; we purchased new sets of safeguard equipments to secure important documentation. We have reviewed all of our contracts and agreements prior to the filing of this Form 10K and stored them properly.

Item 9B. Other Information.

As of the date of this filing, the Company is in the process of filing an application for listing with the American Stock Exchange.

On June 17, 2008, the Company filed with the Commission a Form 8-K stating that it had accepted the resignations of Mr. Meilian Li and Mr. Zhaohui Luo and has appointed the following as independent directors: Mr. Jiangcheng Fang, Mr. Chao Jiang and Mr. Chengning Zhang. Furthermore, the Company has appointed Mr. Jie Shi as its Chief Executive Officer and as a director. Mr. Xiaofeng Li, who was the Company’s Chief Exeucitve Officer will remain as director and has been appointed as the Chief Executive Officer of the Company’s main operating subsidiary, Shanghai Sunplus Communication Technology Co., Ltd.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and officers, as of March 31, 2008, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Director Since

Xiaofeng Li	31	Chief Executive Officer and Director	August 2005

Murry Zuhe Xiao	40	Chief Financial Officer	August 2005

Meilian Li	36	Chairman of the Board	August 2005

Zhaohui Luo	39	Director	August 2005

Eric Xue	33	Chief Technical Officer	August 2005

Note -
As of June 11, 2008, the Company has reorganized the Board of Directors and Officers. Please see Item 9B - Other Information on Page 61 of this Form 10-K for further information. Since this Form 10-K is being filed after June 11, 2008, the Company’s new Chief Executive Officer, Mr. Jie Shi will be signing as the Principal Executive Officer.

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

(a) Significant Employees

Other than our officers, there are no employees who are expected to make a significant contribution to our corporation.

(b) Family Relationships

There are no family relationships among any of our directors and executive officers. There are no family relationships among our officers, directors, or persons nominated for such positions.

LEGAL PROCEEDINGS

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

AUDIT COMMITTEE

The Board of Directors is in the process of drafting an Audit Committee Charter which it plans to approve prior to filing the Listing Application with the American Stock Exchange. The Board will ensure that the Audit Committee has a qualified "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 407(d) of Regulation S-K and the listing requirements of the American Stock Exchange.

CODE OF ETHICS

The Company adopted a Code of Ethics and Business Conduct authorizing the establishment of a committee to ensure that our disclosure controls and procedures remain effective. Our Code also defines the standard of conduct expected by our officers, directors and employees. The Code was filed as Exhibit 99.1 to our Form 10-KSB for the fiscal year ended December 31, 2002 filed with the Commission on December 2, 2003 and is incorporated herein by reference.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities on Forms 3, 4 and 5. Based on the copies of filings received by the Company during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

Item 11. Executive Compensation.

Background and Compensation Philosophy

Our board of directors consists of three (3) individuals: (1) Mr. Xiaofeng Li, our Chief Executive Officer, and beneficial owner of 8.64 % of our common stock; (2) Ms. Meilian Li, a beneficial owner of 53.01% of our common stock; and (3) Mr. Zhaohui Luo. Our board of directors have historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success. Each of the named officers will be measured by a series of performance criteria by the board of directors, or the compensation committee when it is established, on a yearly basis. Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our board of directors have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. Mr. Li has been and may continue to be involved when our board of directors deliberate compensation issues related to his or Mr. Xiao’s compensation.

As our executive leadership and board of directors grow, our board of directors may decide to form a compensation committee charged with the oversight of executive compensation plans, policies and programs.

Elements of Compensation

We provide our executive officers solely with a base salary to compensate them for services rendered during the year. Our policy of compensating our executives with a cash salary has served us well. Because of our history of attracting and retaining executive talent, we do not believe it is necessary at this time to provide our executives discretionary bonuses, equity incentives, or other benefits in order for us to continue to be successful.

Base Salary

The yearly base salary of Mr. Xiaofeng Li for the fiscal years ended March 31, 2008 and 2007 was $61,000 and $57,594. Mr. Murry Zuhe Xiao received $46,154 and $50,223 for the fiscal years ended March 31, 2008 and 2007.

Discretionary Bonus

We have not provided our executive officers with any discretionary bonuses at the moment but our board of directors may consider the necessity of such scheme in the future based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success~~.~~

Equity Incentives

We have not established equity based incentive program and have not granted stock based awards as a component of compensation. In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted if our board of directors determines that it is in the best interests of our stockholders and the Company to do so.

Retirement Benefits

Two of our executive officers in Shanghai participated in the government -mandated multi-employer defined contribution retirement plan.

Perquisites

We have not provided our executive with any material perquisites and other personal benefits and, therefore, we do not view perquisites as a significant or necessary element of our executive’s compensation.

Deferred Compensation

We do not provide our executives the opportunity to defer receipt of annual compensation.

The following table sets forth information for the period indicated with respect to the persons who served as our CEO, CFO and other most highly compensated executive officers who served on our board of directors.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Bonus Shares ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaofeng Li	2008	61,000	-	-	-	-	-	5,232	66,232
Chief Executive Officer	2007	57,594	-	-	-	-	-	4,082	61,676

Murry Zuhe Xiao	2008	46,154	-	-	-	-	-	0	46,154
Chief Financial Officer	2007	50,223	-	-	-	-	-	0	50,223

Eric Xue	2008	47,057	-	-	-	-	-	5,232	52,289
Chief Technical Officer	2007	44,430	-	-	-	-	-	4,082	48,512

SERVICE AGREEMENTS WITH DIRECTORS AND EXECUTIVE OFFICERS

We will bear all travelling and travel-related expenses, entertainment expenses and other out-of-pocket expenses reasonably incurred by Mr. Li, Mr. Xiao or Mr. Xue in the process of discharging their respective duties on our behalf.

Except as disclosed herein, we have no other existing or proposed agreements with any of our officers and directors.

BONUSES AND DEFERRED COMPENSATION

We do not have an incentive bonus plan at this time.

We do not have any deferred compensation or retirement plans. We do not have a compensation committee; all decisions regarding compensation are determined by our entire board of directors.

OPTION GRANTS IN THE LAST FISCAL YEAR

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year 2007. As of March 31, 2008, none of our executive officers or directors owned any of our securities.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

Our bylaws provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor, against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934 may be permitted to our directors, officers and controlling persons pursuant to provisions of the Amended Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us is in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

Compensation of Directors

Our Board of Directors receive no compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership - Certain Beneficial Owners

Beneficial ownership is shown as of June 30, 2008, for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended March 31, 2008, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 18th Floor, YongSheng Building, ZhongShan Xi Road, Xuhui District, Shanghai, China.

Security Ownership - Certain Beneficial Owners

No individual shareholder, outside of those listed below in “Security Ownership - Management” held 5% or more of the Company’s stock as of June 30, 2008.

Security Ownership - Management

Amount
		And			Percentage
		Nature of			of Class
		Beneficial			Beneficially
Beneficial Owner (including address)	Title of class	Ownership (1)		Total	Owned
Xiaofeng Li (2)(3)	Common	2,299,118	D	2,299,118	7.64%
18th Fl, YongSheng Building Xhong Shang Xi Road Xuhui District, Shanghai, China

Murry Zuhe Xiao (2)(3)	-	-		-	-
18th Fl, YongSheng Building Xhong Shang Xi Road Xuhui District, Shanghai, China

Meilian Li (4)	Common	15,950,000	D	15,950,000	53.01%
18th Fl, YongSheng Building Xhong Shang Xi Road Xuhui District, Shanghai, China

Zhaohui Luo (4)	-	-		-	-
18th Fl, YongSheng Building Xhong Shang Xi Road Xuhui District, Shanghai, China

Eric Xue (3)	-	-		-	-
18th Fl, YongSheng Building Xhong Shang Xi Road Xuhui District, Shanghai, China

Officers and Directors as a group Five (5) People	Common	18,249,118		18,249,118	60.65%

Notes:

(1)	(D) stands for direct ownership; (I) stands for indirect ownership

(2)	Officer

(3)	Director

(4)
Mr. Luo was a member of the Board of Directors as of March 31, 2008. On June 11, 2008, Mr. Luo resigned from the Board of Directors. (Please see the Form 8-K filed on June 17, 2008 with the Commission.)

Changes in Control

There are no arrangements, known to the Registrant, including any pledge by any person of securities of the Registrant which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

None.

Director Independence

As of March 31, 2008, the Board of Directors consisted on three (3) members: Mr. Xiaofeng Li, Mr. Meilian Li and Mr. Zhaohui Luo. No director meets the requirement to be considered “independent” as defined by Rule 407(a) of Regulation S-K.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by Moore Stephens for professional services rendered for the years ended March 31, 2008 and 2007:

Service	2008	2007
Audit Fees	$154,000	$136,000

Audit Related Fees

Tax Fees

All Other Fees

TOTAL	$154,000	$136,000

Audit fees consist of the aggregate fees billed for services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-QSB and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

Audit related fees consist of the aggregate fees billed for professional services rendered for assurance and related services that reasonably related to the performance of the audit or review of our financial statements that were not otherwise included in Audit Fees.

Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All other fees consist of the aggregate fees billed for products and services provided by our independent auditors and not otherwise included in Audit Fees, Audit Related fees or Tax Fees.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The financial statements and notes are listed in the Index to Financial Statements on page F-1 of this Report.

(a)(2) Exhibits

14	*Code of Ethics (Exhibit 14 to Form 10-KSB for the year ended December 31, 2003 filed with the Commission on June 2, 2004)

21	*Subsidiaries List

31.1	*Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

31.2	*Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

32.1	*Certificate pursuant to 18 U.S.C. ss. 1350 for Michael Mak, Chief Executive Officer

32.2	*Certificate pursuant to 18 U.S.C. ss. 1350 for Michael Mak, Chief Financial Officer

* - Filed herein

(a)(3) Financial Statement Schedules

Financial statement schedules not filed herein have been omitted as they are not applicable or the required information or equivalent information has been included in the financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T-BAY HOLDINGS, INC.

/s/ Jie Shi
Dated: July 15, 2008	Jie Shi, Chief Executive Officer (Principal executive officer)

/s/ Murry Zuhe Xiao
Murry Zuhe Xiao, Chief Financial Officer (Principal financial officer)
Dated: July 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 14, 2008.

Each person whose signature appears below constitutes and appoints Xiaofeng Li and Murry Zuhe Xiao as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Jie Shi	Chief Executive Officer
Jie Shi	(Chief principal officer) and Director	July 15, 2008

/s/ Murry ZuheXiao
Murry Zuhe Xiao	Chief Financial Officer (Chief financial officer)	July 15, 2008

/s/ Xiaofeng Li
Xiaofeng Li	Director	July 15, 2008

/s/ Jiangcheng Fang
Jiangcheng Fang	Director	July 15, 2008

/s/ Chao Jiang
Chao Jiang	Director	July 15, 2008

/s/ Chengning Zhang
Chengning Zhang	Director	July 15, 2008