Form 10-Q
period 2008-06-30
T BAY HOLDINGS INC
filed 2008-08-14
CIK 868689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended June 30, 2008

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
Yes☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act).
Yes ☐  No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 8, 2008 was 30,088,174 shares, all of one class of $0.001 par value Common Stock.

T-BAY HOLDINGS, INC.
FORM 10-Q
Quarter Ended June 30, 2008

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

PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEET
June 30, 2008
(In thousands of United States dollars)

	Note(s)	JUNE 30, 2008	MARCH 31, 2008
		(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	7	$28,053	$23,355
Accounts receivable, net		16,651	17,718
Prepayments, deposits and other receivables, net		1,547	2,074
Inventories	3	270	242

Total current assets		46,521	43,389

PROPERTY, PLANT AND EQUIPMENT, NET	4	3,979	4,131
CONSTRUCTION IN PROGRESS		2,083	2,035
LAND USE RIGHTS AND INTANGIBLE ASSETS, NET	6	11,036	10,747
GOODWILL	6	5,487	5,362

TOTAL ASSETS		$69,106	$65,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$831	$688
Accruals and other payables
Related parties	9	251	247
Third parties		4,707	4,649
Receipts in advance		1,280	2,098
Income tax payable		871	1,516

Total current liabilities		7,940	9.198

LONG-TERM LIABILITIES
Due to shareholders	9	4,255	4,177

Total liabilities		12,195	13,375

MINORITY INTERESTS		2,749	2,600

COMMITMENTS AND CONTINGENCIES	10

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value $0.001, issued and outstanding Nil		-	-
Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding 30,088,174		30	30
Additional paid-in capital		1,462	1,462
Public welfare fund		2,109	2,109
Statutory surplus fund		4,219	4,219
Retained earnings		40,469	37,016
Accumulated other comprehensive income		5,873	4,853

Total stockholders’ equity		54,162	49,689

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$69,106	$65,664

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2008 and 2007
(In thousands of United States dollars, except per share data)

	Note(s)	THREE MONTHS ENDED JUNE 30,
		2008	2007

NET REVENUE		$11,133	$6,058

COST OF REVENUE		6,166	2,461

GROSS PROFIT		4,967	3,597

OPERATING EXPENSES
Selling expenses		65	57
General and administrative expenses		729	1,666

TOTAL OPERATING EXPENSES		794	1,723

INCOME FROM OPERATIONS		4,173	1,874

OTHER INCOME		274	4
INTEREST EXPENSE		-	(2)

INCOME BEFORE INCOME TAX AND MINORITY INTERESTS		4,447	1,876

INCOME TAX: CURRENT	5	(856)	(399)

INCOME BEFORE MINORITY INTERESTS		3,591	1,477

MINORITY INTERESTS		(138)	(74)

NET INCOME		3,453	1,403

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		1,020	333

COMPREHENSIVE INCOME		$4,473	$1,736

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC AND DILUTED (in thousand)		30,088	30,088

EARNINGS PER SHARE (in dollars)		0.11	0.05

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended June 30, 2008
(In thousands of United States dollars)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	PUBLIC WELFARE FUND	STATUTORY SURPLUS FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares

Balance, March 31, 2008 (Audited)	30,088,174	$30	$1,462	$2,109	$4,219	$37,016	$4,853	$49,689
Net income	-	-	-	-	-	3,453	-	3,453
Foreign currency translation adjustment	-	-	-	-	-	-	1,020	1,020
Balance, June 30, 2008 (Unaudited)	30,088,174	$30	$1,462	$2,109	$4,219	$40,469	$5,873	$54,162

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2008 and 2007
(In thousands of United States dollars)

	FOR THE THREE MONTHS ENDED JUNE 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,453	$ 1,403
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation	242	215
Amortization	9	3
Minority interests	138	74
Allowance for doubtful trade and other receivables	138	983
Changes in operating assets and liabilities:
Decrease in notes receivable	-	4,037
Decrease/(increase) in accounts receivable	1,067	(3,950)
Decrease/(increase) in prepayments, deposits and other receivables	282	(1,454)
Increase in VAT recoverable	-	(28)
Increase in inventories	(28)	(74)
Increase in accounts payable	143	934
Increase in accruals and other payables	57	328
(Decrease)/increase in receipts in advance	(818)	896
(Decrease)/increase in income tax payable	(645)	399

Net cash generated from operating activities	4,038	3,766

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of property, plant and equipment	-	(9)
Increase in construction in progress	-	(15)

Net cash used in investing activities	-	(24)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in minority interests	-	210
Increase in amounts due to shareholders	78	-

Net cash generated from financing activities	78	210

Effect of exchange rate changes on cash and cash equivalents	582	36

Net increase in cash and cash equivalents	4,698	3,988

Cash and cash equivalents at beginning of period	23,355	67

Cash and cash equivalents at end of period	$28,053	$ 4,055

SUPPLEMENTAL INFORMATION
Income taxes paid	$1,525	$ -
Interest paid	$-	$ 2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

On August 16, 2005, pursuant to an Agreement and Plan of Reorganization, T-Bay issued 18,550,000 shares of its common stock for all of Amber Link International Limited’s (“Amber Link”) and Wise Target International Limited’s (“Wise Target”) outstanding shares of common stock (the “Merger”). Amber Link and Wise Target are two of the owners of Shanghai Sunplus Communication Co., Ltd. (“Sunplus”). As of June 30, 2008, Wise Target owned a 75% interest (March 31, 2008: 75%) and Amber Link owned a 20% (March 31, 2008: 20%) interest in Sunplus. After the Merger and as of June 30, 2008, T-Bay indirectly owned a 95% interest in Sunplus.

Wise Target was incorporated on April 24, 2002 under the International Business Companies Act in the British Virgin Islands.

Amber Link was incorporated on May 10, 2002 under the International Business Companies Act in the British Virgin Islands. Amber Link is engaged in the sales of mobile phone components.

Sunplus was established on October 17, 2002 under the laws of the People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices. Sunplus commenced operations on May 1, 2003. At June 30, 2008, Sunplus has approximately 125 staff, mostly engineers and software programmers.

On February 12, 2007, Sunplus established a wholly-owned subsidiary, Zhangzhou JiaXun Communication Facility Co., Ltd. (“Zhangzhou JiaXun”) under the laws of the PRC. Zhangzhou JiaXun is an investment holding company.

On March 19, 2007, Sunplus and Zhangzhou JiaXun acquired 80% and 20%, respectively, of Fujian Qiaoxing Industry Co., Ltd. (“Fujian Qiaoxing”). Fujian Qiaoxing has not commenced operations as of June 30, 2008.

2. Summary of Significant Accounting Policies

(a) Basis of Preparation

The accompanying unaudited consolidated financial statements of T-Bay and its subsidiaries (collectively referred to as the “Group”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim period presented. All adjustments are of a normal recurring nature. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of T-Bay for the year ended March 31, 2008 and notes thereto contained in the Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year ending March 31, 2009.

(b) Basis of Consolidation

The consolidated balance sheet as of June 30, 2008 (unaudited) and March 31, 2008 and the unaudited consolidated statement of operations for the three months ended June 30, 2008 and 2007 include T-Bay, Wise Target, Amber Link, Sunplus, Zhangzhou JiaXun and Fujian Qiaoxing.

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

3. Inventories

As of June 30, 2008 and March 31, 2008, inventories consisted of the following:

	JUNE 30, 2008	MARCH 31, 2008
	US$’000	US$’000
	(Unaudited)	(Audited)

Raw materials	649	583
Work in progress	-	29

	649	612

Less: allowance for losses	(379)	(370)

Total	270	242

4. Property, Plant and Equipment, Net

	JUNE 30, 2008	MARCH 31, 2008
	US$’000	US$’000
	(Unaudited)	(Audited)
Cost
Building	787	768
Machinery	4,916	4,804
Office equipment	468	459
Motor vehicles	89	87

	6,260	6,118
Accumulated depreciation
Building	53	43
Machinery	1,827	1,571
Office equipment	356	333
Motor vehicles	45	40

	2,281	1,987
Carrying value
Building	734	725
Machinery	3.089	3,233
Office equipment	112	126
Motor vehicles	44	47

	3,979	4,131

5. Income Taxes

Amber Link and Wise Target are not subject to income taxes in any tax jurisdiction.

No provision for income tax for T-Bay has been made as it incurred a loss for the three months ended June 30, 2008.

Sunplus is subject to PRC Income Tax. Pursuant to the New PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% as of January 1, 2008; prior to that date, it was 27%.

Zhangzhou JiaXun and Fujian Qiaoxing have not commenced operations.

Pursuant to the old laws and regulations in the PRC, Sunplus was entitled to an exemption from PRC income tax for two years starting from its first profitable year. As Sunplus’ statutory year-end is December 31, the tax exemption applied to the period from January 1, 2003 to December 31, 2004. Sunplus was also entitled to three years of 50% exemption after the expiration of the two years of full exemption. The 50% tax exemption applied to the period from January 1, 2005 to December 31, 2007. For the period from April 1, 2006 to December 31, 2007, Sunplus was subject to PRC Income Tax at a reduced rate of 13.5%. Starting from January 1, 2008, Sunplus is subject to PRC Income Tax at the prevailing statutory rate of 25%.

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	THREE MONTHS ENDED JUNE 30,
	2008	2007
	US$’000	US$’000

Income before income tax	4,447	1,876

Income tax on pretax income at statutory rate	1,512	637
Effect of different tax rates of subsidiary operating in other jurisdictions	(625)	(131)
Tax effect of non-deductible expenses	-	290
Tax effect of non-taxable income	(56)	(15)
Valuation allowance	25	17
Tax effect of exemption	-	(399)

Income tax	856	399

As of June 30, 2008, T-Bay had accumulated net operating loss carryforwards for United States federal income tax purposes of approximately of $,5,558,000, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at June 30, 2008.  The net operating loss carryforwards expire in years 2012 through 2028.

As of June 30, 2007, deferred tax assets consist of:-

JUNE 30, 2008
US$’000

Net operating loss carryforwards	1,921
Less: valuation allowance	(1,921)
Net	-

6. Goodwill and Other Intangible Assets, Net

Changes in the carrying amount of goodwill for the three months ended June 30, 2008 were as follows:-

Goodwill
US$’000

Balance, March 31, 2008	5,362

Foreign currency translation	125

Balance, June 30, 2008	5,487

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the Company to perform an assessment at least annually as to whether there is an indication that the carrying values of goodwill and other intangible assets are impaired at the reporting unit level. The annual impairment test is performed at the year ending date.

Changes in the carrying amount of land use rights and other intangible assets for the three months ended June 30, 2008 were as follows:

	Land use rights	Software	Patent	Total
	US$’000	US$’000	US$’000	US$’000

Cost:
Balance, March 31, 2008	10,647	178	4	10,829
Foreign currency translation	296	4	-	300

Balance, June 30, 2008	10,943	182	4	11,129

Less: Accumulated amortization
Balance, March 31, 2008	-	(80)	(2)	(82)
Amortization expense	-	(9)	-	(9)
Foreign currency translation	-	(2)	-	(2)

Balance, June 30, 2008	-	(91)	(2)	(93)

Net balance, June 30, 2008	10,943	91	2	11,036

Amortization expense for each of the periods ended June 30, 2008 and 2007 was approximately $9,000 and $3,000, respectively. The estimated amortization expense for the five years ending March 31, 2009, 2010, 2011, 2012 and 2013 amounts to approximately $28,000, $23,000, $22,000, $17,000 and $2,000, respectively.

7. Concentrations and Credit Risk

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

At June 30, 2008 and March 31, 2008, the Group had credit risk exposure of uninsured cash in banks of approximately $28,053,000 and $23,355,000, respectively.

A substantial portion of revenue was generated from one group of customers for the three months ended June 30, 2008 and 2007.

The net sales to customers representing at least 10% of net total sales are as follows:

	THREE MONTHS ENDED JUNE 30,
	2008		2007
	US$’000%		US$’000%

Customer A	837	8	896	15
Customer B	-	-	717	12
Customer C	-	-	799	13
Customer D	1,997	18	358	6
Customer E	2,181	20	-	-
Customer F	2,021	18	-	-
Customer group A*	1,651	15	926	15

At June 30, 2008 and March 31, 2008, this group of customers accounted for 11%and 10% of net accounts receivable. The accounts receivable had repayment terms of not more than twelve months. The Group does not require collateral to support financial instruments that are subject to credit risk.

The following customers had balances greater than 10% of the total gross accounts receivable as of June 30, 2008 and March 31, 2008:

	JUNE 30, 2008		MARCH 31, 2008
	US$’000%		US$’000%

Customer A	2,780	16	2,529	13
Customer D	3,655	21	3,603	19
Customer G	3,072	17	3,220	17
Customer H	2,753	15	2,517	13
Customer I	2,107	12	2,030	11
Customer J*	1,931	17	1,734	9
Customer group A*	1,931	11	1,941	10

* Customer Group A includes customer J and other customers in the same group that individually do not meet the greater than 10% threshold.

8. Retirement and Welfare Benefits

The full-time employees of the PRC subsidiaries are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The PRC subsidiaries are required to accrue the employer portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $83,000 and $64,000 for the three months ended June 30, 2008 and 2007, respectively. The PRC subsidiaries are required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees.

9. Related Party Transactions

The Group engages in business transactions with the following related parties:
a. Li Xiaofeng, a stockholder of T-Bay.
b. Li Meilian, a stockholder of T-Bay.

The Group had the following transactions and balances with related parties:-

	JUNE 30, 2008	MARCH 31, 2008
	US$’000	US$’000
	(Unaudited)	(Audited)

Other payable – Li Xiaofeng	4	-
Other payable – Li Meilian	246	247
	251	247

Long-term liabilities
Other payable – Li Meilian	3,482	3,404
Other payable – Li Xiaofeng	773	773
	4,255	4,177

The balances have no stated terms for repayment and are not interest bearing. The long-term payables to Li Meilian and Li Xiaofeng are not repayable within the next twelve months.

10. Commitments and Contingencies

a.	As of June 30, 2008, Sunplus leased office premises under several agreements expiring from 2008 to 2010.

Rental expenses for the three months ended June 30, 2008 and 2007 amounted to $95,000 and $99,000, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

The future minimum lease payments under the above-mentioned leases as of June 30, 2008 are as follows:-

US$’000
Year Ending March 31,
2009	217
2010	180
397

b.	As of June 30, 2008, the Group had capital commitments in relation to acquisition of intangible assets of $38,000.

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

11. New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In accordance with FASB Staff Position FAS No. 157 (“FSP No. 157-2”), Effective Date of FASB Statement No. 157, the FASB has deferred the implementation of the provisions of SFAS No. 157 relating to nonfinancial assets and liabilities which we will adopt on April 1, 2009 and which is not expected to have a material impact on our results of operations, financial position or liquidity. For all financial assets and liabilities, we adopted SFAS No. 157 on March 31, 2008, which did not have a material impact on our results of operations, financial position or liquidity..

At June 30, 2008, all the financial instruments were carried at fair value in the consolidated balance sheet. The fair value of short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities, equaled the respective carrying value due to the short-term nature of these instruments.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of SFAS No. 162 is not expected to have a material impact on the consolidated financial statements.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns the three months ended June 30, 2008, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K for the year ended March 31, 2008.

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

We conduct our business through our 95% owned subsidiary, Shanghai Sunplus Communication Technology Co., Ltd., a Sino-foreign joint venture established in China in 2002, which provides a wide span of mobile handset design and other services to leading mobile handset brand owners in China.  Sunplus also provides total solution services to its customers, starting from new product concept identification, handset exterior design, hardware and software design, material procurement, production, and after-sale maintenance services. Historically, our customers included multinational brand names such as Motorola, NEC, Siemens, China Telecom, Panasonic and Alcatel. Starting from the year ended March 31, 2007, we also conduct our business through Amber Link. Our major customers in China in fiscal year ended March 31, 2008 were Shenzhen Naide Technology Co., Ltd., Shenzhen Henkai Co. Ltd., Shenzhen Xuanhua Electronic Technology Co. Ltd., Beijing Hocom Co., Ltd. and Shenzhen Noato Technology Co., Ltd..

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

Automobile wireless device design: As of June 2008, we developed a GPS device and Tire Pressure Monitor System (TPMS) sensors. We are capable of designing other devices and systems related to the automobile wireless technology.

Railway wireless system design: We developed GSM-R device and system for railway network. We are capable of developing devices and systems related to railway wireless technology.

Other Design Services:   We can also design other electronic devices based on wireless technology. Currently, we are considering extending our design in GPS device and Radio Frequency design.

Production Services

Based on the request of our customers, we also manufacture the components and/or the entire mobile handsets.  We subcontract the production work to third party manufacturers, mostly in the Shanghai area.  We have a quality assurance team to monitor the production process to ensure the products can meet our quality requirements.

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

NRE fees are one-off fees for a certain design project. Typically, payment of the NRE fee is required before we formally launch the project. We will start the development of a certain solution only if we have received the pre-paid NRE fee. To minimize operational risk, the NRE fee should be no less than the projected R&D fee for a certain design solution.

We also charge royalty fees based upon the product sales volume of our customers. When the whole handset is sold in the market, we charge royalty fees monthly on every handset manufactured by our customers using our designs. We usually ask for a minimum volume term in our contracts to encourage larger volume orders in a certain period of time.

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

We have also established good relationships with subcontractors who provide production services for mobile phone components and handsets.

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

We are one of few design houses in China that is able to develop new mobile phones based on chip-level modules, which can enhance the flexibility of the product design in terms of handset size and functionalities.

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

Current Business Development

During the three month ended June 30, 2008, our design and products, especially featured phone designs and low-end phone designs remained popular following the fourth quarter ended March 31, 2008. We kept working closely with strategic partners VIA, MTK, Anyka, Infineon, Skyworks and other technology partners, which greatly expanded and diversified our product portfolio to cover more market segments. During the three months ended June 30, 2008, we provided mobile phone solutions with functions including but not limited to dual-SIM card, ECG monitor, push-to-talk, finger print recognition, gravity sensor, PHS (Personal Handy-phone System), Dual-T card and Digital TV tuning. We can tailor-make solutions featuring functions such as handwriting recognition, digital cameras, Dual speakers, GPRS, FM radio, dictionaries, webcams, blue tooth, E-mail, MP3, MPEG4 3GP, WAP, USB, T-Flash, MMS, CMOS, TV-out, fingerprint authentication, firewall and sound recorder.

In addition to basic mobile phone design business, the Company is working with Infineon to co-develop a Tire Pressure Monitor System (TPMS). The company also improved its design solution of GSM-R for railway network.

Products Geographic Coverage

In terms of revenue, over 90% of our mobile handsets designed by us were sold within the China and Hong Kong markets. We do not sell products to consumers directly, but sell through the networks of our customers. According to sales information provided by our customers, products designed or manufactured by us were sold in major cities, secondary cities and small towns throughout China, covering all provinces of China.

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

Intellectual Property

We believe protection of our intellectual property rights is extremely important for our continuous success. As of the June 30, 2008, we have registered 17 patents, of which 15 have been approved. All of them are patents for product appearance. Besides, we have registered 6 copyrights for software. All of them are games and applications for mobile phone.

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

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Overview

For the three months ended June 30, 2008, our net revenue increased by US$5,075,000 from US$6,058,000 to US$11,133,000, which represented a 83.8% increase as compared with the same period last year. Our net income increased by US$2,050,000 from US$1,403,000 to US$3,453,000, which represented a 146.1% increase. We reported per share earnings of US$ 0.11 in three months ended June 30, 2008.

Net Revenue

	Three months ended June 30,
(in thousand US dollars)		2008		2007
	Growth%	Amount	%	Amount	%
Sales of mobile phone components	232.4%	6,731	60.5%	2,025	33.4%
Revenue from design services	9.1%	4,402	39.5%	4,033	66.6%
NET REVENUE	83.8%	11,133		6,058

Our net revenue was US$11,133,000 for the three months ended June 30, 2008, an increase of US$5,075,000, or 83.8%, from US$6,058,000 for the three months ended June 30, 2007. Revenue from sales of mobile phone components was US$6,731,000 compared to US$2,025,000 in the same period of the previous fiscal year, representing a 232.4% increase, and the revenue from design services increased by US$369,000 from US$4,033,000 to US$4,402,000 in the same period of the previous fiscal year, representing a 9.1% increase.

The percentage of revenue from sales of mobile phone components and from design services was 60.5% and 39.5%, respectively.

Detailed information on sale of mobile phone components

Sales of mobile phone components increased from US$2,025,000 to US$6,7031,000, representing a 232.4% increase, which was mainly due to more PCB and PCBA boards sold to customers.

For the three months ended June 30, 2008, revenue from sales of handsets and components was 60.5% of total revenue, compared to 33.4% in the same period of 2007.

We manufacture PCB and PCBA boards according to our customers’ specifications. Besides the amount of revenue from selling PCB and PCBA boards to our customers, we charge royalty fees by the number of PCB and PCBA boards we provide. We manufactured more PCB and PCBA boards for our customer for the three months ended June 30, 2008 compared to the same period in 2007. The increase in sales of PCB and PCBA boards led to the growth in sales of mobile phone components.

Detailed information on revenue from design services

Revenue from design services increased to US$4,402,000 from US$4,033,000, representing a 9.1% increase. The increase was mainly attributable to more solutions introduced into the market place and growth from existing customers.

For the three months ended June 30, 2008, revenue from design services represented 39.5% of total revenue, compared to 66.6% in the same period of 2007.

Cost of Revenue

For the three months ended June 30, 2008, the cost of revenue increased to US$6,166,000 from US$ 2,461,000 for three months ended June 30, 2007, representing a 150.5% increase. The increase was mainly attributed to the increase in cost of raw materials, which is due to more PCB and PCBA boards being manufactured.

Gross Profit

Our gross profit was US$4,967,000 for the three months ended June 30, 2008 compared to US$3,597,000 for the three months ended June 30, 2007, representing a 38.1% increase. The increase in gross profit mainly resulted from the increase of sales of mobile phone components.

Operating Expenses

Operating expenses consisted of selling expenses and general and administrative (G&A) expenses. For the three months ended June 30, 2008, operating expenses were US$794,000, compared to US$1,723,000 for the same period of last year, mainly because of the decrease in G&A expenses.

Detailed information in respect of operating expenses for the three months ended June 30, 2008 is as follows:

	Three months ended June 30,
(in thousand US dollars)		2008		2007
	Growth%	Amount	% of net revenue	Amount	% of net revenue
G&A expenses	-56.2%	729	6.5%	1,666	27.5%
Selling expenses	14.0%	65	0.6%	57	0.9%
Operating expenses	-53.9%	794	7.1%	1,723	28.4%

Selling expenses increased from US$57,000 to US$65,000, representing a 14.0% increase, mainly because of the increase of rental expenses for the Shenzhen sales office.

G&A expenses were US$729,000, compared to US$1,666,000 in the same period of last year, representing a 56.2% decrease. The decrease in G&A expense was mainly due to less provision made for bad and doubtful debts compared to the same period in the previous fiscal year. We have made a provision for bad and doubtful debts of US$138,000 during this quarter while we made a provision for bad and doubtful debts of US$983,000 during the three months ended June 30, 2007.

Interest Expense

For the three months ended June 30, 2008, we have no interest expense.

Minority Interests

Minority interests represent the portion of income of Sunplus, Zhangzhou JiaXun and Fujian Qiaoxing that we do not own. For the three months ended June 30, 2008, minority interests were attributable to the minority interest owned by Shanghai Fanna, which was 5% of the equity interest in Sunplus.

Income Tax

Sunplus is subject to People’s Republic of China (“PRC”) Income Tax.  Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai is 25%.

Pursuant to the relevant laws and regulations in the PRC, Sunplus was entitled to an exemption from PRC Income Tax for two years starting from its first profitable year.  As Sunplus’ statutory year-end is December 31, the exemption applied from January 1, 2003 to December 31, 2004.  Sunplus is also entitled to three years of 50% exemption after the expiration of the two years of full exemption. The 50% exemption applies from January 1, 2005 to December 31, 2007. Therefore, Sunplus is now subject to a 25% income tax.

For the three months ended June 30, 2008, Sunplus made an income tax provision of US$856,000 in total, compared to US$399,000 in the same period of the previous fiscal year.

Net Income

As a result of the above items, net income was US$3,453,000 for the three months ended June 30, 2008 compared to US$1,403,000 for the three months ended June 30, 2007, representing 146.1% increase.
Earnings per share

We reported earnings per share of US$0.11, based on 30,088,174 outstanding weighted shares. Our outstanding common stock was 30,088,174 shares as of June 30, 2008. We do not have any preferred stock issued or outstanding warrants or options.

LIQUIDITY AND CAPITAL RESOURCES

Assets

As of June 30, 2008, the total assets of the Company were US$69,106,000, which consisted of US$46,521,000 in current assets, US$3,979,000 in property, plant and equipment (PPE), US$2,083,000 in construction in progress, US$93,000 in intangible assets, US$10,943,000 in land use rights and US$5,487,000 in goodwill.

Liabilities

Our total liabilities as of June 30, 2008 were US$12,195,000, which consisted of US$7,940,000 in current liabilities and US$4,255,000 in long-term liabilities. Long term liabilities were all liabilities due to shareholders.

Capital Resources

For three months ended June 30, 2008, we were principally engaged in provision of design solutions of wireless communication devices and sales of mobile phone components. We did not declare or pay dividends in the three months ended June 30, 2008.

For three months ended June 30, 2008, about $4,038,000 was generated from operating activities and about $78,000 was generated by financing activities.  The cash and cash equivalents increased by $4,698,000 to $28,053,000 as of June 30, 2008 from $23,355,000 as of March 31, 2008.

We generated $4,038,000 from operating activities for the three months ended June 30, 2008, as compared to $3,766,000 generated from operating activities for the same period of 2007. Net cash flow generated from operating activities related to the decrease in accounts receivable offset by a decrease in receipts in advance, and income tax payable.

We did not generate any cash flows from investing activities for the three months ended June 30, 2008.

For the three months ended June 30, 2008, net cash flow generated from financing activities was approximately $78,000. Net cash flow used in financing activities relate to advances from shareholders and minority shareholders.

As of June 30, 2008, we had capital commitments of $38,000 in relation to acquisition of intangible assets. We believe that the revenue from operations is sufficient to support our operational, capital commitments, debt repayment, interest requirements and dividend policy, as well as to meet our working capital needs.

Off-Balance Sheet arrangements

The Company has not engaged in any off-balance sheet transactions since its inception.

Employees

As of June 30, 2008, we had approximately 125 full-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments

Web Site Access to Our Periodic SEC Reports

Our corporate Internet address is http://www.sunplaschina.com.cn. We make available free of charge on or through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We may from time to time provide important disclosures to investors by posting them in the investor relations section of our web site, as allowed by SEC rules. Information contained on T-Bay’s web site is not part of this report or any other report filed with the SEC. You may read and copy any public reports we filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site http://www.sec.gov that contains reports and information statements, and other information that we filed electronically.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The majority of our revenues derived and expenses and liabilities incurred are in Chinese Renminbi (“RMB”) with a relatively small amount in Hong Kong dollars (“HK$”) and United States dollars (“US$” or “$”). Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China and Hong Kong. We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. The availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, an evaluation was performed by of our management, with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.

As previously disclosed under Item 9A (T) “Controls and Procedures” in our Annual Report on Form 10-K for fiscal year 2008, our management concluded that our disclosure controls and procedures were not effective at a reasonable assurance level because of certain material weaknesses in our internal control over financial reporting, including the lack of (i) effective communication of the importance of internal controls over financial reporting throughout the structure of the Company, (ii) an adequate tone set by management around control consciousness, (iii) sufficient in-house capacity to review and supervise the accounting operations, (iv) knowledge of U.S. GAAP and SEC reporting requirements, (v) anti-fraud program designed to detect and prevent fraud (vi) effective risk assessment and management mechanism, (vii) personnel with an appropriate level of experience, training in our internal audit department, and (viii) sufficient safeguards of documentation.

Management identified and has commenced the process of implementing the following procedures to remediate these material weaknesses, with the oversight of our newly established audit committee: (i) meeting quarterly with our audit committee and independent auditors to discuss our accounting policies and (ii) improving communication and disclosure procedures by expanding our internal review of our financial statements, filings with the SEC and information disclosure to the public, including press releases, by our audit committee. Our management is also considering other remedial measures as disclosed in our Annual Report on Form 10-K for fiscal year 2008. However, the material weaknesses that existed at March 31, 2008, as described above and disclosed in Item 9A (T) of our Annual Report for fiscal year 2008 have not been fully remediated as of the end of the period covered by this Quarterly Report. As a result of the foregoing material weaknesses in our internal control over financial reporting, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2008.

Each of the control deficiencies described here could result in a misstatement of the aforementioned accounts or disclosures that might result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. However, giving full consideration to these material weaknesses, we performed adequate analyses and procedures, including among other things, transaction reviews and account reconciliations in order to provide assurance that our unaudited consolidated financial statements included in this Quarterly Report were prepared in accordance with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. As a result of these procedures, we concluded that the unaudited consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

We will continue to monitor the effectiveness of our process, procedures and controls and will make any further changes that our management determines appropriate.

Change in Internal Controls.

Except for the actions we are taking to remediate the material weaknesses in our internal control over financial reporting, as discussed above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

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

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the twelve months ended March 31, 2008, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $4.30 to $1.91 per share and the closing sale price on August 8, 2008 was $10.94 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and mobile-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.

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

T-BAY HOLDINGS, INC.
(Registrant)

Date: August 14, 2008	By:	/s/ Jie Shi
Jie Shi, Chief Executive Officer

Date: August 14, 2008	By:	/s/ Murry Zuhe Xiao
Murry Zuhe Xiao, Chief Financial Officer