Form 10-Q
period 2008-09-30
T BAY HOLDINGS INC
filed 2008-11-14
CIK 868689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended September 30, 2008

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
Yes ☑      No ☐

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
Yes ☐  No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 13, 2008 was 30,088,174 shares, all of one class of $0.001 par value Common Stock.

T-BAY HOLDINGS, INC.
FORM 10-Q
Quarter Ended September 30, 2008

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

PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Consolidated Balance Sheets	[F-2]

Unaudited Consolidated Statements of Operations	[F-3]

Unaudited Consolidated Statement of Changes in Stockholders’ Equity	[F-4]

Unaudited Consolidated Statements of Cash Flows	[F-5]

Notes to Unaudited Consolidated Financial Statements	[F-6 – F-13]

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2008
(In thousands of United States dollars)

	Note(s)	SEPTEMBER 30, 2008	MARCH 31, 2008
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	7	$30,458	$23,355
Accounts receivable, net		18,756	17,718
Prepayments, deposits and other receivables, net		1,244	2,074
Inventories	3	208	242

Total current assets		50,666	43,389

PROPERTY, PLANT AND EQUIPMENT, NET	4	3,770	4,131
CONSTRUCTION IN PROGRESS		2,111	2,035
LAND USE RIGHTS AND INTANGIBLE ASSETS, NET	6	10,876	10,747
GOODWILL	6	5,543	5,362

TOTAL ASSETS		$72,966	$65,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$1,069	$688
Accruals and other payables
Related parties	9	270	247
Third parties		4,642	4,649
Receipts in advance		771	2,098
Income tax payable		788	1,516

Total current liabilities		7,540	9.198

LONG-TERM LIABILITIES
Due to shareholders	9	4,255	4,177

Total liabilities		11,795	13,375

MINORITY INTERESTS		2,865	2,600

COMMITMENTS AND CONTINGENCIES	10

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value $0.001, issued and outstanding Nil		-	-
Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding 30,088,174		30	30
Additional paid-in capital		1,462	1,462
Public welfare fund		2,109	2,109
Statutory surplus fund		4,219	4,219
Retained earnings		43,896	37,016
Accumulated other comprehensive income		6,590	4,853

Total stockholders’ equity		58,306	49,689

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$72,966	$65,664

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2008 and 2007
(In thousands of United States dollars, except per share data)

	Note(s)	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
		2008	2007	2008	2007

NET REVENUE		$11,314	$7,381	$22,447	$13,439

COST OF REVENUE		6,409	2,824	12,575	5,285

GROSS PROFIT		4,905	4,557	9,872	8,154

OPERATING EXPENSES
Selling expenses		73	67	138	124
General and administrative expenses		596	700	1,325	2,366

TOTAL OPERATING EXPENSES		669	767	1,463	2,490

INCOME FROM OPERATIONS		4,236	3,790	8,409	5,664

OTHER INCOME		87	30	361	34
INTEREST EXPENSE		-	(2)	-	(4)

INCOME BEFORE INCOME TAX AND MINORITY INTERESTS		4,323	3,818	8,770	5,694

INCOME TAX: CURRENT	5	(779)	(562)	(1,635)	(961)

INCOME BEFORE MINORITY INTERESTS		3,544	3,256	7,135	4,733

MINORITY INTERESTS		(117)	(163)	(255)	(237)

NET INCOME		3,427	3,093	6,880	4,496

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		717	368	1,737	701

COMPREHENSIVE INCOME		$4,144	$3,461	$8,617	$5,197

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC AND DILUTED (in thousand)		30,088	30,088	30,088	30,088

EARNINGS PER SHARE (in dollars)		$0.11	$0.10	$0.23	$0.15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended September 30, 2008
(In thousands of United States dollars)

	COMMON STOCK		ADDITIONAL	PUBLIC	STATUTORY		ACCUMULATED OTHER	TOTAL
	No. of shares		PAID-IN CAPITAL	WELFARE FUND	SURPLUS FUND	RETAINED EARNINGS	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY

Balance, March 31, 2008 (Audited)	30,088,174	$30	$1,462	$2,109	$4,219	$37,016	$4,853	$49,689
Net income	-	-	-	-	-	6,880	-	6,880
Foreign currency translation adjustment	-	-	-	-	-	-	1,737	1,737
Balance, September 30, 2008 (Unaudited)	30,088,174	$30	$1,462	$2,109	$4,219	$43,896	$6,590	$58,306

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2008 and 2007
(In thousands of United States dollars)

	FOR THE SIX MONTHS ENDED SEPTEMBER 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,880	$4,496
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation	497	438
Amortization	19	8
Minority interests	255	237
Gain on disposal of property, plant and equipment	-	(5)
Allowance for doubtful receivable	138	1,121
Changes in operating assets and liabilities:
Decrease in notes receivable	-	4,102
(Increase)/decrease in accounts receivable	(536)	1,477
Decrease /(increase) prepayments, deposits and other Receivables	703	(1,777)
Decrease/(increase) in inventories	42	(31)
Increase/(decrease) in accounts payable	355	(286)
Increase in accruals and other payables	253	641
(Decrease)/ increase in receipts in advance	(1,337)	1,523
Decrease in income tax payable	(766)	(1,057)
Net cash generated from operating activities	6,503	10,892

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of property, plant and equipment	-	(10)
Proceeds from disposal of property, plant and equipment	-	12
Acquisition of intangible assets	-	(18)
Increase in construction in progress	(7)	(16)
Net cash used in investing activities	(7)	(32)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash advance from minority shareholder	-	220
Cash advance from shareholders	78	26

Net cash generated from financing activities	78	246

Effect of exchange rate changes on cash	529	131

Net increase in cash and cash equivalents	7,103	11,237

Cash and cash equivalents at beginning of period	23,355	67

Cash and cash equivalents at end of period	$30,458	$11,304

SUPPLEMENTAL INFORMATION
Income taxes paid	$2,396	$1,960
Interest paid	$-	$4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

On August 16, 2005, pursuant to an Agreement and Plan of Reorganization, T-Bay issued 18,550,000 shares of its common stock for all of Amber Link International Limited’s (“Amber Link”) and Wise Target International Limited’s (“Wise Target”) outstanding shares of common stock (the “Merger”). Amber Link and Wise Target are two of the owners of Shanghai Sunplus Communication Co., Ltd. (“Sunplus”). As of September 30, 2008, Wise Target owned a 75% interest (March 31, 2008: 75%) and Amber Link owned a 20% (March 31, 2008: 20%) interest in Sunplus. After the Merger and as of September 30, 2008, T-Bay indirectly owned a 95% interest in Sunplus.

Wise Target was incorporated on April 24, 2002 under the International Business Companies Act in the British Virgin Islands.

Amber Link was incorporated on May 10, 2002 under the International Business Companies Act in the British Virgin Islands. Amber Link is engaged in the sales of mobile phone components.

Sunplus was established on October 17, 2002 under the laws of the People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices. Sunplus commenced operations on May 1, 2003. At September 30, 2008, Sunplus has approximately 125 staff, mostly engineers and software programmers.

On February 12, 2007, Sunplus established a wholly-owned subsidiary, Zhangzhou JiaXun Communication Facility Co., Ltd. (“Zhangzhou JiaXun”) under the laws of the PRC. Zhangzhou JiaXun is an investment holding company.

On March 19, 2007, Sunplus and Zhangzhou JiaXun acquired 80% and 20%, respectively, of Fujian Qiaoxing Industry Co., Ltd. (“Fujian Qiaoxing”). Fujian Qiaoxing has not commenced operations as of September 30, 2008.

2. Summary of Significant Accounting Policies

(a) Basis of Preparation

The accompanying unaudited consolidated financial statements of T-Bay and its subsidiaries (collectively referred to as the “Group”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim period presented. All adjustments are of a normal recurring nature. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of T-Bay for the year ended March 31, 2008 and notes thereto contained in the Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year ending March 31, 2009.

(b) Basis of Consolidation

The consolidated balance sheet as of September 30, 2008 (unaudited) and March 31, 2008 and the unaudited consolidated statement of operations for the three months and six months ended September 30, 2008 and 2007 include T-Bay, Wise Target, Amber Link, Sunplus, Zhangzhou JiaXun and Fujian Qiaoxing.

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

3. Inventories

As of September 30, 2008 and March 31, 2008, inventories consisted of the following:

	SEPTEMBER 30, 2008	MARCH 31, 2008
	US$’000	US$’000
	(Unaudited)	(Audited)

Raw materials	$591	$583
Work in progress	-	29

	591	612

Less: allowance for losses	(383)	(370)

Total	$208	$242

4. Property, Plant and Equipment, Net

	SEPTEMBER 30, 2008	MARCH 31, 2008
	US$’000	US$’000
	(Unaudited)	(Audited)
Cost
Building	$795	$768
Machinery	4,966	4,804
Office equipment	473	459
Motor vehicles	89	87

	6,323	6,118
Accumulated depreciation
Building	62	43
Machinery	375	1,571
Office equipment	2,067	333
Motor vehicles	49	40

	2,553	1,987
Carrying value
Building	733	725
Machinery	98	3,233
Office equipment	2,899	126
Motor vehicles	40	47

	$3,770	$4,131

5. Income Taxes

Amber Link and Wise Target are not subject to income taxes in any tax jurisdiction.

No provision for income tax for T-Bay has been made as it incurred a loss for the three months ended September 30, 2008.

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

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007
	US$’000	US$’000	US$’000	US$’000

Income before income tax	$4,323	$3,818	$8,770	$5,694

Income tax on pretax income at statutory rate	1,470	1,298	2,982	1,936
Effect of different tax rates of subsidiary operating in other jurisdictions	(698)	(267)	(1,323)	(398)
Tax effect of non-deductible expenses	-	90	-	380
Tax effect of non-taxable income	(12)	(8)	(68)	(24)
Valuation allowance	19	11	44	28
Tax effect of exemption	-	(562)	-	(961)

Income tax expense	$779	$562	$1,635	$961

As of September 30, 2008, T-Bay had accumulated net operating loss carry forwards for United States federal income tax purposes of approximately $5,569,000 that are available to offset future taxable income.  Realization of the net operating loss carry forwards is dependent upon future profitable operations.  In addition, the carry forwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carry forwards to zero at September 30, 2008.  The net operating loss carry forwards expire in years 2012 through 2028.

As of September 30, 2008, deferred tax assets consist of:-

SEPTEMBER 30, 2008
US$’000

Net operating loss carryforwards	1,940
Less: valuation allowance	(1,940)
Net	-

6. Land Use Rights, Intangible Assets and Goodwill

Changes in the carrying amount of land use rights and other intangible assets for the six months ended September 30, 2008 were as follows:

	Land use rights	Software	Patent	Total
	US$’000	US$’000	US$’000	US$’000

Cost:
Balance, March 31, 2008	$10,647	$178	$4	$10,829
Foreign currency translation	145	6	-	151

Balance, September 30, 2008	10,792	184	4	10,980

Less: Accumulated amortization
Balance, March 31, 2008	-	(80)	(2)	(82)
Amortization expense	-	(18)	(1)	(19)
Foreign currency translation	-	(3)	-	(3)

Balance, September 30, 2008	-	(101)	(3)	(104)

Net balance, September 30, 2008	$10,792	$83	$1	$10,876

Amortization expense for each of the three months periods ended September 30, 2008 and 2007 was approximately US$10,000 and US$4,000, and for each of the six months periods ended September 30, 2008 and 2007 was US$19,000 and US$8,000, respectively. The estimated amortization expense for the five years ending March 31, 2009, 2010, 2011, 2012 and 2013 amounts to approximately $18,000, $23,000, $22,000, $17,000 and $2,000, respectively.

Changes in the carrying amount of goodwill for the six months ended September 30, 2008 were as follows:-

Goodwill
US$’000

Balance, March 31, 2008	$5,362

Foreign currency translation	181

Balance, September 30, 2008	$5,543

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the Company to perform an assessment at least annually as to whether there is an indication that the carrying values of goodwill and other intangible assets are impaired at the reporting unit level. The annual impairment test is performed at the year ending date, and no factors came to management’s attention that would have indicated that the impairment test should have been performed as of September 30, 2008.

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

At September 30, 2008 and March 31, 2008, the Group had credit risk exposure of uninsured cash in banks of approximately $30,458,000 and $23,355,000, respectively.

A substantial portion of revenue was generated from one group of customers for the three and six months ended September 30, 2008 and 2007.

The net sales to customers representing at least 10% of net total sales are as follows:

	FOR THE THREE MONTHS ENDED				FOR THE SIX MONTHS ENDED
	SEPTEMBER 30, 2008		SEPTEMBER 30, 2007		SEPTEMBER 30, 2008		SEPTEMBER 30, 2007
	US$’000%		US$’000%		US$’000%		US$’000%

Customer A	$2,091	18	$829	11	$4,087	18	$1,187	9
Customer B	949	8	1,119	15	1,785	8	2,015	15
Customer C	2,395	21	-	-	4,416	20	-	-
Customer D	718	6	813	11	1,611	7	1,171	9
Customer E	487	4	812	11	1,058	5	1,170	9
Customer F	623	6	823	11	1,371	6	1,181	9
Customer G	2,610	23	-	-	4,792	21	-	-
Customer Group A	743	7	780	11	1,558	7	1,706	13

At September 30, 2008 and March 31, 2008, this group of customers accounted for 11% and 10% of net accounts receivable. The accounts receivable had repayment terms of not more than twelve months. The Group does not require collateral to support financial instruments that are subject to credit risk.

The following customers had balances greater than 10% of the total gross accounts receivable as of September 30, 2008 and March 31, 2008:

	SEPTEMBER 30, 2008		MARCH 31, 2008
	US$’000%		US$’000%
Customer A	$3,800	19	$3,603	19
Customer B	3,101	15	2,529	13
Customer D	2,915	15	2,517	13
Customer E	3,078	15	3,220	17
Customer F	2,127	11	2,030	11
Customer H*	1,983	10	1,734	9
Customer group A*	1,983	10	5,161	27

* Customer Group A includes customer H and other customers in the same group that individually do not meet the greater than 10% threshold

8. Retirement and Welfare Benefits

The full-time employees of the PRC subsidiaries are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The PRC subsidiaries are required to accrue the employer portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $47,000 and $130,000 for the three and six months ended September 30, 2008 and $57,000 and $121,000 for the three and six months ended September 30, 2007, respectively. The PRC subsidiaries are required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees.

9. Related Party Transactions

The Group engages in business transactions with the following related parties:
a. Li Xiaofeng, a stockholder of T-Bay.
b. Li Meilian, a stockholder of T-Bay.

The Group had the following transactions and balances with related parties:-

	SEPTEMBER 30, 2008	MARCH 31, 2008
	US$’000	US$’000
	(Unaudited)	(Audited)

Other payable – Li Xiaofeng	$23	$-
Other payable – Li Meilian	247	247
	$270	$247

Long-term liabilities
Other payable – Li Meilian	$3.482	$3,404
Other payable – Li Xiaofeng	773	773
	$4,255	$4,177

The balances have no stated terms for repayment and are not interest bearing. The long-term payables to Li Meilian and Li Xiaofeng are not repayable within the next twelve months.

10. Commitments and Contingencies

a.	As of September 30, 2008, Sunplus leased office premises under several agreements expiring from 2009 to 2013.

Rental expenses for the three and six months ended September 30, 2008 amounted to $74,000 and $169,000, respectively. Rental expenses for the three and six months ended September 30, 2007 amounted to $74,000 and $138,000, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

The future minimum lease payments under the above-mentioned leases as of September 30, 2008 are as follows:-

US$’000
Year Ending March 31,
2009	$167
2010	220
2011	48
2012	50
2013	52
2014	13
$550

b.	As of September 30, 2008, the Group had capital commitments in relation to acquisition of intangible assets of $39,000.

c.
In August 2006, Sunplus Technology Co., Ltd., a company incorporated in the Republic of China filed a suit against Sunplus. The plaintiff brought suit demanding that Sunplus cease using the “Sunplus” name and the Company website. In April 2007, the court granted the demand and Sunplus appealed the ruling in Shanghai Superior People’s Court. In July 2007, both parties appeared in court. In August 2007, the Shanghai Superior People’s Court granted the demand to the plaintiff and Sunplus had to cease using the domain name “Sunplus” and the Company website www.sunpluschina.com.cn. Sunplus did not suffer any substantial pecuniary damages and has changed its Company website to www.sunplaschina.com.cn.

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

At September 30, 2008, all the financial instruments were carried at fair value in the consolidated balance sheet. The fair value of short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities, equaled the respective carrying value due to the short-term nature of these instruments.

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

The following review concerns the three and six months ended September 30, 2008, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K for the year ended March 31, 2008.

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

We conduct our business through our 95% owned subsidiary, Shanghai Sunplus Communication Technology Co., Ltd., a Sino-foreign joint venture established in China in 2002, which provides a wide span of mobile handset design and other services to leading mobile handset brand owners in China.  Sunplus also provides total solution services to its customers, starting from new product concept identification, handset exterior design, hardware and software design, material procurement, production, and after-sale maintenance services. Historically, our customers include multinational brand names such as Motorola, NEC, Siemens, China Telecom, Panasonic and Alcatel. Starting from the year ended March 31, 2007, we also conduct our business through Amber Link. Our major customers in China in fiscal year ended March 31, 2008 were Shenzhen Naide Technology Co., Ltd., Shenzhen Henkai Co. Ltd., Shenzhen Xuanhua Electronic Technology Co. Ltd., Beijing Hocom Co., Ltd. and Shenzhen Noato Technology Co., Ltd..

We focus on the vast and booming wireless telecommunication market in China. By working closely with the worldwide top technology partners, we provide tailored mobile handset design solution services according to our customers’ special demands. We believe we have strong capabilities to design mobile handsets to support a broad range of wireless communications standards, baseband platforms and components. We also provide production support to facilitate our customers’ manufacturing and supply chain management processes. In addition, our special project teams work closely with our customers to monitor and coordinate the progress of each new design project. To further strengthen our presence in the market, we also work with our customers in providing customized handset solutions to mobile service operators. We believe the design solutions and services provided by us can help our customers in enhancing competitive strength and gaining market share.

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

Automobile wireless device design: As of September 2008, we developed a GPS device and Tire Pressure Monitor System (TPMS) sensors. We are capable of designing other devices and systems related to the automobile wireless technology.

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

Business Model

We are one of the larger wireless telecommunication design houses in China. We generate our revenue mainly by charging design services fees and royalty fees and by selling mobile phone components and whole handsets.

Revenue from Design Services

We charge design fees directly or indirectly for design solutions or services provided by us. The design fee consists of NRE (non-recurring engineering) fees and royalty fees.

NRE fees are one-off fees for a certain design project. Typically, payment of the NRE fee is required before we formally launch the project. We will start the development of a certain solution only if we have received the pre-paid NRE fee. To minimize operational risk, the NRE fee should be no less than the projected research and development (“R&D”) fee for a certain design solution.

We also charge royalty fees based upon the product sales volume of our customers. When the whole handset is sold in the market, we charge royalty fees monthly on every handset manufactured by our customers using our designs. We usually ask for a minimum volume term in our contracts to encourage larger volume orders in a certain period of time.

Revenue from Sales of Handsets and Components

We also provide production support to facilitate our customers’ manufacture of mobile handsets and components. By closely working with our original equipment manufacturers (“OEM”s), we manufacture and sell PCBs, PCBAs and handsets to our customers. We are fully responsible for material purchases, cost control and quality control.

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

Current Business Development

During the three month ended September 30, 2008, our design and products, especially featured phone designs and low-end phone designs remained popular following the year ended March 31, 2008 and the first quarter ended June 30, 2008. We kept working closely with strategic partners VIA, MTK, Anyka, Infineon, Skyworks and other technology partners, which greatly expanded and diversified our product portfolio to cover more market segments. During the three months ended September 30, 2008, we provided mobile phone solutions with functions including but not limited to dual-SIM card, ECG monitor, push-to-talk, finger print recognition, gravity sensor, PHS (Personal Handy-phone System), Dual-T card and Digital TV tuning. We can tailor-make solutions featuring functions such as handwriting recognition, digital cameras, Dual speakers, GPRS, FM radio, dictionaries, webcams, blue tooth, E-mail, MP3, MPEG4 3GP, WAP, USB, T-Flash, MMS, CMOS, TV-out, fingerprint authentication, firewall and sound recorder.

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

Intellectual Property

We believe protection of our intellectual property rights is extremely important for our continuous success. As of the September 30, 2008, we have registered 17 patents, of which 15 have been approved. All of them are patents for product appearance. Besides, we have registered 6 copyrights for software. All of them are games and applications for mobile phone.

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

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Overview

For the three months ended September 30, 2008, our net revenue increased by US$3,933,000 from US$7,381,000 to US$11,314,000, which represents a 53.3% increase as compared with the same period last year. Our net income increased by US$334,000 from US$3,093,000 to US$3,427,000, which represents a 10.8% increase. We reported per share earnings of US$ 0.11 in the three months ended September 30, 2008.

Net Revenue

	Three months ended September 30,
(in thousand US dollars)		2008		2007
	Growth%	Amount	%	Amount	%
Sales of raw materials	N/A	573	5.0	-	-
Sales of mobile phone components	217.3	6,717	59.4	2,117	28.7
Revenue from design services	(23.6)	4,024	35.6	5,264	71.3
NET REVENUE	53.3	11,314	100	7,381	100

Our net revenue was US$11,314,000 for the three months ended September 30, 2008, an increase of US$3,933,000, or 53.3%, from US$7,381,000 for the three months ended September 30, 2007. Revenue from sales of mobile phone components was US$6,717,000 compared to US$2,117,000 in the same period of the previous fiscal year, representing a 217.3% increase, and the revenue from design services decreased by US$1,240,000 from US$5,264,000 to US$4,024,000 in the same period of the previous fiscal year, representing a 23.6% decrease.

The percentages of revenue from sales of mobile phone components and from design services were 59.4% and 35.6%, respectively, in the three month ended September 30, 2008.

Detailed information on sale of mobile phone components

Sales of mobile phone components increased from US$2,117,000 to US$6,717,000, representing a 217.3% increase, which was mainly due to more PCB and PCBA boards sold to customers.

For the three months ended September 30, 2008, revenue from sales of handsets and components was 59.4% of total revenue, compared to 28.7% in the same period of 2007.

We manufacture PCB and PCBA boards according to our customers’ specifications. Besides the amount of revenue from selling PCB and PCBA boards to our customers, we charge royalty fees by the number of PCB and PCBA boards we provide. We manufactured more PCB and PCBA boards for our customer for the three months ended September 30, 2008 compared to the same period in 2007. The increase in sales of PCB and PCBA boards led to the growth in sales of mobile phone components.

Detailed information on revenue from design services

Revenue from design services decreased to US$4,024,000 from US$5,264,000, representing a 23.6% decrease. The decrease was mainly attributable to fewer new models being promoted in three month ended September 30, 2008.

For the three months ended September 30, 2008, revenue from design services represented 35.6% of total revenue, compared to 71.3% in the same period of 2007.

Cost of Revenue

For the three months ended September 30, 2008, cost of revenue increased to US$6,409,000 from US$2,824,000 for three months ended September 30, 2007, representing a 126.9% increase. The increase was mainly attributed to the increase in cost of raw materials, which is due to more PCB and PCBA boards being manufactured.

Gross Profit

Our gross profit was US$4,905,000 for the three months ended September 30, 2008 compared to US$4,557,000 for the three months ended September 30, 2007, representing a 7.6% increase. The increase in gross profit mainly resulted from the increase of sales of mobile phone components.

Operating Expenses

Operating expenses consisted of selling expenses and general and administrative (G&A) expenses. For the three months ended September 30, 2008, operating expenses were US$669,000, compared to US$767,000 for the same period of last year.

Detailed information in respect of operating expenses for the three months ended September 30, 2008 is as follows:

	Three months ended September 30,
(in thousand US dollars)		2008		2007
	Growth%	Amount	% of net revenue	Amount	% of net revenue
G&A expenses	(14.9)%	596	5.3%	700	9.5%
Selling expenses	9.0%	73	0.6%	67	0.9%
Operating expenses	(12.8)%	669	5.9%	767	10.4%

Selling expenses increased from US$67,000 to US$73,000, representing a 9.0% increase, mainly because of the increase of transportation expenses.

G&A expenses were US$596,000, compared to US$700,000 in the same period of last year, representing a 14.9% decrease. The decrease was mainly attributed to reduction in our office rental expenses due to reduction in office space.

Interest Expense

For the three months ended September 30, 2008, we have no interest expense.

Minority Interests

Minority interests represent the portion of income of Sunplus, Zhangzhou JiaXun and Fujian Qiaoxing that we do not own. For the three months ended September 30, 2008, minority interests were attributable to the interest owned by Shanghai Fanna, which owned 5% of the equity interest in Sunplus.

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
For the three months ended September 30, 2008, Sunplus made an income tax provision of US$779,000 in total, compared to US$562,000 in the same period of the previous fiscal year.

Net Income

As a result of the above items, net income was US$3,427,000 for the three months ended September 30, 2008 compared to US$3,093,000 for the three months ended September 30, 2007, representing 10.8% increase.

Earnings per share

We reported earnings per share of US$0.11, based on 30,088,174 outstanding weighted shares. Our outstanding common stock was 30,088,174 shares as of September 30, 2008. We do not have any preferred stock issued or outstanding warrants or options.

SIX MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2007

Overview

For the six months ended September 30, 2008, our net revenue increased by US$9,008,000 from US$13,439,000 to US$22,447,000, which represents a 67.0% increase as compared with the same period last year. Our net income increased by US$2,384,000 from US$4,496,000 to US$6,880,000, which represents a 53.0% increase. We reported per share earnings of US$ 0.23 in six months ended September 30, 2008.

Net Revenue

	Six months ended September 30,
(in thousand US dollars)		2008		2007
	Growth%	Amount	%	Amount	%
Sales of raw materials	N/A	573	2.6	-	-
Sales of mobile phone components	224.7	13,448	59.9	4,142	30.8
Revenue from design services	(9.4)	8,426	37.5	9,297	69.2
NET REVENUE	67.0	22,447	100	13,439	100

Our net revenue was US$22,447,000 for the six months ended September 30, 2008, an increase of US$9,008,000, or 67.0%, from US$13,439,000 for the six months ended September 30, 2007. Revenue from sales of mobile phone components was US$13,448,000 compared to US$4,142,000 in the same period of the previous fiscal year, representing a 224.7% increase, and the revenue from design services decreased by US$871,000 from US$9,297,000 to US$8,426,000 in the same period of the previous fiscal year, representing a 9.4% decrease.

The percentages of revenue from sales of mobile phone components and from design services were 59.9% and 37.5%, respectively, for the six month ended September 30, 2008.

Detailed information on sale of mobile phone components

Sales of mobile phone components increased from US$4,142,000 to US$13,448,000, representing a 224.7% increase, which was mainly due to more PCB and PCBA boards sold to customers.

For the six months ended September 30, 2008, revenue from sales of handsets and components was 59.9% of total revenue, compared to 30.8% in the same period of 2007.

We manufacture PCB and PCBA boards according to our customers’ specifications. Besides the amount of revenue from selling PCB and PCBA boards to our customers, we charge royalty fees by the number of PCB and PCBA boards we provide. We manufactured more PCB and PCBA boards for our customer for the six months ended September 30, 2008 compared to the same period in 2007. The increase in sales of PCB and PCBA boards led to the growth in sales of mobile phone components.

Detailed information on revenue from design services

Revenue from design services decreased to US$8,426,000 from US$9,297,000, representing a 9.4% decrease. The decrease was mainly attributable to fewer new models being promoted in the six months ended September 30, 2008.

For the six months ended September 30, 2008, revenue from design services represented 37.5% of total revenue, compared to 69.2% in the same period of 2007.

Cost of Revenue

For the six months ended September 30, 2008, cost of revenue increased to US$12,575,000 from US$ 5,285,000 for six months ended September 30, 2007, representing a 137.9% increase. The increase was mainly attributed to the increase in cost of raw materials, which is due to more PCB and PCBA boards being manufactured.

Gross Profit

Our gross profit was US$9,872,000 for the six months ended September 30, 2008 compared to US$8,154,000 for the six months ended September 30, 2007, representing a 21.1% increase. The increase in gross profit mainly resulted from the increase of sales of mobile phone components.

Operating Expenses

Operating expenses consisted of selling expenses and general and administrative (G&A) expenses. For the six months ended September 30, 2008, operating expenses were US$1,463,000, compared to US$2,490,000 for the same period of last year, mainly because of the decrease in G&A expenses.

Detailed information in respect of operating expenses for the six months ended September 30, 2008 is as follows:

	Six months ended September 30,
(in thousand US dollars)		2008		2007
	Growth%	Amount	% of Net revenue	Amount	% of net revenue
G&A expenses	(44.0)%	1,325	5.9%	2,366	17.6%
Selling expenses	11.3%	138	0.6%	124	0.9%
Operating expenses	(41.2)%	1,463	6.5%	2,490	18.5%

Selling expenses increased from US$124,000 to US$138,000, representing an 11.3% increase, mainly because of the increase of transportation expenses.

G&A expenses were US$1,325,000, compared to US$2,366,000 in the same period of last year, representing a 44.0% decrease. The decrease in G&A expenses was mainly due to a smaller provision made for bad and doubtful debts and the reduction in rental expenses compared to the same period in the previous fiscal year. We have made a provision for bad and doubtful debts of US$138,000 during the six months ended September 30, 2008 while we made a provision for bad and doubtful debts of US$1,121,000 during the same period ended September 30, 2007.

Interest Expense

For the six months ended September 30, 2008, we have no interest expense.

Minority Interests

Minority interests represent the portion of income of Sunplus, Zhangzhou JiaXun and Fujian Qiaoxing that we do not own. For the six months ended September 30, 2008, minority interests were attributable to the interest owned by Shanghai Fanna, which owned 5% of the equity interest in Sunplus, Zhangzhou JiaXun and Fujian Qiaoxing.

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

For the six months ended September 30, 2008, Sunplus made an income tax provision of US$1,635,000 in total, compared to US$961,000 in the same period of the previous fiscal year.

Net Income

As a result of the above items, net income was US$6,880,000 for the six months ended September 30, 2008 compared to US$4,496,000 for the six months ended September 30, 2007, representing 53.0% increase.

Earnings per share

We reported earnings per share of US$0.23, based on 30,088,174 outstanding weighted shares. Our outstanding common stock was 30,088,174 shares as of September 30, 2008. We do not have any preferred stock issued or outstanding warrants, options or any other common stock equivalents or convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

Assets

As of September 30, 2008, the total assets of the Company were US$72,966,000, which consisted of US$50,666,000 in current assets, US$3,770,000 in property, plant and equipment (PPE), US$2,111,000 in construction in progress, US$84,000 in intangible assets, US$10,792,000 in land use rights and US$5,543,000 in goodwill.

Liabilities

Our total liabilities as of September 30, 2008 were US$11,795,000, which consisted of US$7,540,000 in current liabilities and US$4,255,000 in long-term liabilities. Long term liabilities were all liabilities due to shareholders.

Capital Resources

For six months ended September 30, 2008, we were principally engaged in provision of design solutions of wireless communication devices and sales of mobile phone components. We did not declare or pay dividends in the three months ended September 30, 2008.

For six months ended September 30, 2008, about $6,503,000 was generated from operating activities and about $78,000 was generated by financing activities.  Cash and cash equivalents increased by $7,103,000 to $30,458,000 as of September 30, 2008 from $23,355,000 as of March 31, 2008.

We generated $6,503,000 from operating activities for the six months ended September 30, 2008, as compared to $10,892,000 generated from operating activities for the same period of 2007. Net cash flow generated from operating activities related to net income for the period, augmented mainly by the decrease in prepayments, deposits and other receivables, but offset by an increase in accounts receivable together with decreases in receipts in advance, and income tax payable.

We spent $7,000 on construction in progress for the six months ended September 30, 2008.

For the six months ended September 30, 2008, net cash flow generated from financing activities was approximately $78,000. Net cash flow generated from financing activities relates to the increase in advances from shareholders.

As of September 30, 2008, we had capital commitments of $39,000 in relation to acquisition of intangible assets. We believe that the revenue from operations is sufficient to support our operational, capital commitments, debt repayment, interest requirements and dividend policy, as well as to meet our working capital needs.

Off-Balance Sheet arrangements

The Company has not engaged in any off-balance sheet transactions since its inception.

Employees

As of September 30, 2008, we had approximately 125 full-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments

Web Site Access to Our Periodic SEC Reports

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008, an evaluation was performed by of our management, with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.

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

Management identified and has commenced the process of implementing the following procedures to remediate these material weaknesses, with the oversight of our newly established audit committee: (i) meeting quarterly with our audit committee and independent auditors to discuss our accounting policies and (ii) improving communication and disclosure procedures by expanding our internal review of our financial statements, filings with the SEC and information disclosure to the public, including press releases, by our audit committee. Our management is also considering other remedial measures as disclosed in our Annual Report on Form 10-K for fiscal year 2008. However, the material weaknesses that existed at March 31, 2008, as described above and disclosed in Item 9A (T) of our Annual Report for fiscal year 2008 have not been fully remediated as of the end of the period covered by this Quarterly Report. As a result of the foregoing material weaknesses in our internal control over financial reporting, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2008.

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

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the twelve months ended March 31, 2008, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $4.30 to $1.91 per share and the closing sale price on November 12, 2008 was $1.35 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and mobile-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On August 15, 2008, the Company filed with the Commission a Form 8-K stating the Company has Amended & Restated the Bylaws; approved a Business and Financial Codes of Conduct; approved and appointed independent directors to an Audit Committee, Compensation Committee, and Nominating & Governance Committee; approval of Charters for each Committee; and approval of Corporate Governance Guidelines.

On September 16, 2008, the Company filed with the Commission a Form 8-K stating the resignation of Murry Zuhe Xiao as the Chief Financial Officer and the appointment of Albert Wai Chiu Leung as the new Chief Financial Officer.

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

T-BAY HOLDINGS, INC.
(Registrant)

Date: November 13, 2008	By:	/s/ Jie Shi
Jie Shi, Chief Executive Officer

Date: November 13, 2008	By:	/s/ Albert Wai Chiu Leung
Albert Wai Chiu Leung, Chief Financial Officer