Form 10-Q
period 2008-12-31
T BAY HOLDINGS INC
filed 2009-02-17
CIK 868689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended December 31, 2008

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
Yes ☐   No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock, as of February 16, 2009 was 30,088,174 shares, all of one class of $0.001 par value Common Stock.

T-BAY HOLDINGS, INC.
FORM 10-Q
Quarter Ended December 31, 2008
TABLE OF CONTENTS

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

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2008
(In thousands of United States dollars)

	Note(s)	DECEMBER 31, 2008	MARCH 31, 2008
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	7	$26,529	$23,330
Accounts receivable, net		19,628	17,718
Prepayments, deposits and other receivables, net		304	1,937
Inventories	3	210	242
Assets of discontinued operations	11	16,231	-

Total current assets		62,902	43,227

PROPERTY, PLANT AND EQUIPMENT, NET	4	2,772	3,383
INTANGIBLE ASSETS, NET	6	75	100
ASSETS OF DISCONTINUED OPERATIONS	11	-	18,954

TOTAL ASSETS		$65,749	$65,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$1,078	$688
Accruals and other payables
Related parties	9	289	247
Third parties		1,304	1,279
Receipts in advance		588	2,098
Income tax payable		373	1,516
Liabilities of discontinued operations	11	3,186	3,313

Total current liabilities		6,818	9,141

LONG-TERM LIABILITIES
Due to shareholders	9	4,255	4,177

Total liabilities		11,073	13,318

MINORITY INTERESTS		2,813	2,657

COMMITMENTS AND CONTINGENCIES	10

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value $0.001, issued and outstanding Nil		-	-
Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding 30,088,174		30	30
Additional paid-in capital		1,462	1,462
Public welfare fund		2,109	2,109
Statutory surplus fund		4,219	4,219
Retained earnings		37,776	37,016
Accumulated other comprehensive income		6,267	4,853

Total stockholders’ equity		51,863	49,689

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$65,749	$65,664
The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2008 and 2007
(In thousands of United States dollars, except per share data)

		THREE MONTHS ENDED		NINE MONTHS ENDED
	Note(s)	DECEMBER 31, 2008	DECEMBER 31, 2007	DECEMBER 31, 2008	DECEMBER 31, 2007

NET REVENUE		$8,122	$14,697	$30,569	$28,136

COST OF REVENUE		6,115	8,517	18,690	13,802

GROSS PROFIT		2,007	6,180	11,879	14,334

OPERATING EXPENSES
Selling expenses		58	59	196	183
General and administrative expenses		4,943	202	6,268	2,568

TOTAL OPERATING EXPENSES		5,001	261	6,464	2,751

(LOSS) INCOME FROM OPERATIONS		(2,994)	5,919	5,415	11,583

OTHER INCOME		51	29	412	63
INTEREST EXPENSE		-	-	-	(4)

(LOSS) INCOME BEFORE INCOME TAX AND MINORITY INTERESTS		(2,943)	5,948	5,827	11,642

INCOME TAX: CURRENT	5	(259)	(785)	(1,894)	(1,746)

(LOSS) INCOME BEFORE MINORITY INTERESTS		(3,202)	5,163	3,933	9,896

MINORITY INTERESTS		112	(227)	(143)	(464)

INCOME FROM CONTINUING OPERATION		(3,090)	4,936	3,790	9,432

DISCONTINUED OPERATIONS
- Impairment of long-lived assets held for sale	11	(3,030)	-	(3,030)	-

NET (LOSS) INCOME		(6,120)	4,936	760	9,432

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		(323)	790	1,414	1,491

COMPREHENSIVE (LOSS) INCOME		$(6,443)	$5,726	$2,174	$10,923

WEIGHTED AVERAGE NUMBER OF SHARES		30,088	30,088	30,088	30,088

(LOSS)/ EARNINGS PER SHARE
- Continuing operations		$(0.10)	$0.16	$0.13	$0.31
- Discontinued operations		(0.10)	-	(0.10)	-

		$(0.20)	$0.16	$0.03	$0.31
The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended December 31, 2008
(In thousands of United States dollars)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	PUBLIC WELFARE FUND	STATUTORY SURPLUS FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares

Balance, March 31, 2008 (Audited)	30,088,174	$30	$1,462	$2,109	$4,219	$37,016	$4,853	$49,689
Net income	-	-	-	-	-	760	-	760
Foreign currency translation adjustment	-	-	-	-	-	-	1,414	1,414
Balance, December 31, 2008 (Unaudited)	30,088,174	$30	$1,462	$2,109	$4,219	$37,776	$6,267	$51,863
The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2008 and 2007
 (In thousands of United States dollars)

	FOR THE NINE MONTHS ENDED DECEMBER 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$760	$9,432
Loss from discontinued operations:
Impairment of long-lived assets held for sale	3,030	-
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation	703	665
Amortization	27	13
Minority interests	143	464
Gain on disposal of property, plant and equipment	-	(5)
Allowance for doubtful receivable	4,414	(377)
Changes in operating assets and liabilities:
Decrease in notes receivable	-	4,128
(Increase)/decrease in accounts receivable	(6,324)	4,051
Decrease/(increase) in prepayments, deposits and other receivables, net	1,633	(2,571)
Increase in Value Added Tax (“VAT”) recoverable	-	(23)
Decrease in inventories	32	360
Increase/ (decrease) in accounts payable	390	(563)
Increase/ (decrease) in accruals and other payables	67	(1,892)
(Decrease)/ increase in receipts in advance	(1,510)	795
Decrease in income tax payable	(1,143)	(1,467)
Net cash generated from operating activities	2,222	13,010

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of property, plant and equipment	(1)	(10)
Proceeds from disposal of property, plant and equipment	-	1,344
Acquisition of intangible assets	-	(24)
Increase in construction in progress	-	(16)
Net cash (used in)/ generated from investing activities	(1)	1,294

CASH FLOWS FROM FINANCING ACTIVITIES
Cash advance from minority shareholder	-	222
Cash advance from shareholders	78	155

Net cash generated from financing activities	78	377

Effect of exchange rate changes on cash	900	409

Net increase in cash and cash equivalents	3,199	15,090

Cash and cash equivalents at beginning of period	23,330	67

Cash and cash equivalents at end of period	$26,529	$15,157

SUPPLEMENTAL INFORMATION
Income taxes paid	$3,181	$1,215
Interest paid	$-	$4
The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1. The Company and subsidiaries

T-Bay Holdings, Inc. (the “Company” or “T-Bay”) was incorporated under the laws of the State of Utah on August 8, 1984 as “Sharus Corporation” with authorized common stock of 50,000,000 shares with a par value of $0.001. On June 13, 1989, the domicile of the Company was changed to the state of Nevada in connection with a name change to “Golden Quest, Inc.”.  On January 7, 2002, the name was changed to “T-Bay Holdings, Inc.” as part of a reverse stock split of 400 shares of outstanding stock for one share and on November 23, 2004, the Company increased the authorized common stock to 100,000,000 shares with a par value of $.001 as part of a reverse stock split of 20 outstanding shares for one share.

On August 16, 2005, pursuant to an Agreement and Plan of Reorganization, T-Bay issued 18,550,000 shares of its common stock for all of Amber Link International Limited’s (“Amber Link”) and Wise Target International Limited’s (“Wise Target”) outstanding shares of common stock (the “Merger”). Amber Link and Wise Target are two of the owners of Shanghai Sunplus Communication Co., Ltd. (“Sunplus”). Prior to December 31, 2008, Wise Target owned a 75% interest (March 31, 2008: 75%) and Amber Link owned a 20% (March 31, 2008: 20%) interest in Sunplus. On December 31, 2008, Wise Target transferred its 75% holdings of Sunplus to Amber Link at cost. As a result of this transfer, Amber Link held 95% of Sunplus and Wise Target has no interest in Sunplus and T-Bay continued to indirectly own a 95% interest in Sunplus. As of December 31, 2008, such transfer has not been approved by the Shanghai Foreign Economic Relation & Trade Commission.

Wise Target was incorporated on April 24, 2002 under the International Business Companies Act in the British Virgin Islands.

Amber Link was incorporated on May 10, 2002 under the International Business Companies Act in the British Virgin Islands. Amber Link is engaged in the sales of mobile phone components.

Sunplus was established on October 17, 2002 under the laws of the People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices. Sunplus commenced operations on May 1, 2003. At December 31, 2008, Sunplus has approximately 100 staff, mostly engineers and software programmers.

On February 12, 2007, Sunplus established a wholly-owned subsidiary, Zhangzhou JiaXun Communication Facility Co., Ltd. (“Zhangzhou JiaXun”) under the laws of the PRC. Zhangzhou JiaXun is an investment holding company. On December 31, 2008, Sunplus entered an agreement with Huizhou Liyin Electronics Co., Ltd. (“Huizhou Liyin”) to sell one hundred percent (100%) of Sunplus’ interest in its wholly-owned subsidiary Zhangzhou JiaXun.  The purchase price of Zhangzhou JiaXun is RMB5,000,000 (US$733,000) with an initial payment of RMB500,000 (US$73,000) to be paid to Sunplus within two days of the date of the agreement and the remaining balance of RMB4,500,000 (US$660,000) to be paid within three (3) months following the completion of the transaction.  The transaction is expected to be completed in March 2009.

On March 19, 2007, Sunplus and Zhangzhou JiaXun acquired 80% and 20%, respectively, of Fujian Qiaoxing Industry Co., Ltd. (“Fujian Qiaoxing”). Fujian Qiaoxing has not commenced operations as of December 31, 2008. On December 31, 2008, Sunplus entered an agreement with Huizhou Liyin to sell eighty percent (80%) of Sunplus’ interest in its subsidiary Fujian QiaoXing.  The purchase price of Fujian QiaoXing is RMB84,000,000 (US$12,312,000) with an initial payment of RMB2,000,000 (US$293,000) to be paid to Sunplus within two days of the date of the agreement and the remaining balance of RMB82,000,000 (US$12,019,000) to be paid within three (3) months following the completion of the transaction.  The transaction is expected to be completed in March 2009. As of December 31, 2008, the Group structure is as follows:-

2. Summary of Significant Accounting Policies

(a) Basis of Preparation

The accompanying unaudited consolidated financial statements of T-Bay and its subsidiaries (collectively referred to as the “Group”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim period presented. All adjustments are of a normal recurring nature. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of T-Bay for the year ended March 31, 2008 and notes thereto contained in the Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results for the full fiscal year ending March 31, 2009.

(b) Basis of Consolidation

The consolidated balance sheets as of December 31, 2008 (unaudited) and March 31, 2008 and the unaudited consolidated statements of operations for the three months and nine months ended December 31, 2008 and 2007 include T-Bay, Wise Target, Amber Link, Sunplus, Zhangzhou JiaXun and Fujian Qiaoxing.

(c) Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for the year, if dilutive. There are no common stock equivalents outstanding for any period presented.

3. Inventories

As of December 31, 2008 and March 31, 2008, inventories consisted of the following:

	DECEMBER 31, 2008	MARCH 31, 2008
	US$’000	US$’000
	(Unaudited)

Raw materials	$591	$583
Work in progress	-	29

	591	612

Less: allowance for losses	(381)	(370)

Total	$210	$242

4. Property, Plant and Equipment, Net

	DECEMBER 31, 2008	MARCH 31, 2008
	US$’000	US$’000
	(Unaudited)
Cost
Machinery	$4,943	$4,804
Office equipment	468	454
Motor vehicles	57	55

	5,468	5,313
Accumulated depreciation
Machinery	2,277	1,571
Office equipment	382	331
Motor vehicles	37	28

	2,696	1,930
Carrying value
Machinery	2,666	3,233
Office equipment	86	123
Motor vehicles	20	27

	$2,772	$3,383

Depreciation expense for each of the three month periods ended December 31, 2008 and 2007 was approximately $206,000 and $227,000, respectively, and for each of the nine month periods ended December 31, 2008 and 2007 was US$703,000 and US$665,000, respectively.

5. Income Taxes

Amber Link and Wise Target are not subject to income taxes in any tax jurisdiction.

No provision for income tax for T-Bay has been made as it incurred a loss for the three months ended December 31, 2008.

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

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	DECEMBER 31, 2008	DECEMBER 31, 2007	DECEMBER 31, 2008	DECEMBER 31, 2007
	US$’000	US$’000	US$’000	US$’000

Income before income tax	$(2,943)	$5,948	$5,827	$11,642

Income tax expense/(credit) on pretax income at statutory rate	(1,000)	2,023	1,982	3,959
Effect of different tax rates of subsidiaries operating in other jurisdictions	318	(372)	(1,005)	(769)
Tax effect of non-deductible expenses	925	67	925	447
Tax effect of non-taxable income	-	(236)	(68)	(260)
Valuation allowance	16	21	60	48
Tax effect of exemption	-	(718)	-	(1,679)

Income tax expense	$259	$785	$1,894	$1,746

As of December 31, 2008, T-Bay had accumulated net operating loss carryforwards for United States federal income tax purposes of approximately $5,607,000 that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at December 31, 2008.  The net operating loss carryforwards expire in years 2012 through 2028.

As of December 31, 2008, deferred tax assets consist of:-

DECEMBER 31, 2008
US$’000

Net operating loss carryforwards	1,943
Less: valuation allowance	(1,943)
Net	-

6. Intangible Assets

Changes in the carrying amount of intangible assets for the nine months ended December 31, 2008 were as follows:

	Software	Patent	Total
	US$’000	US$’000	US$’000

Cost:
Balance, March 31, 2008	$178	$4	$182
Foreign currency translation	5	-	5

Balance, December 31, 2008	183	4	187

Less: Accumulated amortization
Balance, March 31, 2008	80	2	82
Amortization expense	26	1	27
Foreign currency translation	3	-	3

Balance, December 31, 2008	109	3	112

Net balance, December 31, 2008	$74	$1	$75

Amortization expense for each of the three month periods ended December 31, 2008 and 2007 was approximately US$8,000 and US$5,000, and for each of the nine month periods ended December 31, 2008 and 2007 was US$27,000 and US$13,000, respectively. The estimated amortization expense for the five years ending March 31, 2009, 2010, 2011, 2012 and 2013 amounts to approximately $9,000, $24,000, $22,000, $17,000 and $2,000, respectively.

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

At December 31, 2008 and March 31, 2008, the Group had credit risk exposure of uninsured cash in banks of approximately $26,529,000 and $23,330,000, respectively.

A substantial portion of revenue was generated from one group of customers for the three and nine months ended December 31, 2008 and 2007.

The net sales to customers representing at least 10% of net total sales are as follows:

	FOR THE THREE MONTHS ENDED				FOR THE NINE MONTHS ENDED
	DECEMBER 31, 2008		DECEMBER 31, 2007		DECEMBER 31, 2008		DECEMBER 31, 2007
	US$’000%		US$’000%		US$’000%		US$’000%

Customer A*	$382	5	$-	-	$1,940	6	$174	-
Customer B	2,188	27	2,372	16	6,276	21	3,559	13
Customer D	-	-	1,284	9	-	-	3,299	12
Customer E	1,713	21	1,491	10	6,129	20	1,491	5
Customer F	2,020	25	1,509	10	6,812	22	1,509	5
Customer Group A*	382	5	1,071	7	1,940	6	2,777	10

*At December 31, 2008 and March 31, 2008, this group of customers accounted for 9% and 27% of net accounts receivable. The accounts receivable had repayment terms of not more than twelve months. The Group does not require collateral to support financial instruments that are subject to credit risk.

The following customers had balances greater than 10% of the total gross accounts receivable as of December 31, 2008 and March 31, 2008:

	DECEMBER 31, 2008		MARCH 31, 2008
	US$’000%		US$’000%
Customer A*	$2,038	8	$1,734	9
Customer B	5,111	21	3,603	19
Customer C	1,877	8	2,030	11
Customer F	2,807	12	645	3
Customer G	3,091	13	3,220	17
Customer H	3,279	14	2,529	13
Customer I	2,905	8	2,517	13
Customer group A*	2,079	9	1,942	27

* Customer Group A includes customer H and other customers in the same group that individually do not meet the greater than 10% threshold

8. Retirement and Welfare Benefits

The full-time employees of the PRC subsidiaries are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The PRC subsidiaries are required to accrue the employer portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $46,000 and $176,000 for the three and nine months ended December 31, 2008 and $46,000 and $167,000 for the three and nine months ended December 31, 2007, respectively. The PRC subsidiaries are required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees.

9. Related Party Transactions

The Group engages in business transactions with the following related parties:
a. Li Xiaofeng, a stockholder of T-Bay.
b. Li Meilian, a stockholder of T-Bay.

The Group had the following transactions and balances with related parties:-

	DECEMBER 31, 2008	MARCH 31, 2008
	US$’000	US$’000
	(Unaudited)

Other payable – Li Xiaofeng	$4	$-
Other payable – Li Meilian	285	247
	$289	$247

Long-term liabilities
Other payable – Li Meilian	$3,482	$3,404
Other payable – Li Xiaofeng	773	773
	$4,255	$4,177

The balances have no stated terms for repayment and are not interest bearing.  The long-term payables to Li Meilian and Li Xiaofeng are not repayable within the next twelve months.

10. Commitments and Contingencies

a.	As of December 31, 2008, Sunplus leased office premises under several agreements expiring from 2009 to 2013.

Rental expenses for the three and nine months ended December 31, 2008 amounted to $80,000 and $249,000, respectively.  Rental expenses for the three and nine months ended December 31, 2008 and 2007 amounted to $108,000 and $246,000, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

The future minimum lease payments under the above-mentioned leases as of December 31, 2008 are as follows:-
US$’000
Year Ending March 31,
2009	$25
2010, 2011 and 2012	228
2013	12
$265

b.	As of December 31, 2008, the Group had capital commitments in relation to the acquisition of intangible assets of $27,000.

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

11. Discontinued Operations

On December 31, 2008, Sunplus entered an agreement with Huizhou Liyin Electronics Co., Ltd. (“Huizhou Liyin”) to sell one hundred percent (100%) of Sunplus’ interest in its wholly-owned subsidiary Zhangzhou JiaXun.  The purchase price of Zhangzhou JiaXun is RMB5,000,000 (US$733,000) with an initial payment of RMB500,000 (US$73,000) to be paid to Sunplus within two days of the date of the agreement and the remaining balance of RMB4,500,000 (US$660,000) to be paid within three (3) months following the completion of the transaction.  The transaction is expected to be completed in March 2009.

On December 31, 2008, Sunplus entered an agreement with Huizhou Liyin to sell eighty percent (80%) of Sunplus’ interest in its subsidiary Fujian QiaoXing.  The purchase price of Fujian QiaoXing is RMB84,000,000 (US$12,312,000) with an initial payment of RMB2,000,000 (US$293,000) to be paid to Sunplus within two days of the date of the agreement and the remaining balance of RMB82,000,000 (US$12,019,000) to be paid within three (3) months following the completion of the transaction.  The transaction is expected to be completed in March 2009.

The results of these discontinued operations for the three and nine months ended December 31, 2008 are not presented as it is not significant.

The carrying values of the assets and liabilities of the disposal group classified as held for sale as at December 31, 2008 were as follows:

	DECEMBER 31, 2008	MARCH 31, 2008
	US$’000	US$’000
	(Unaudited)

Fixed assets	$738	$748
Construction in progress	2,102	2,035
Land use rights	10,741	10,647
Goodwill	5,516	5,362
Deposits and other receivables	94	137
Due from minority shareholder	59	-
Cash and bank balances	11	25

	19,261	18,954
Impairment	(3,030)	-
Assets of discontinued operations	$16,231	$18,954

Other payable	(3,186)	(3,313)

Long-lived assets held for sales, net	$13,045	$15,641

Total consideration	$13,045	$-

12. New Accounting Pronouncements

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

In October 2008, the FASB issued FASB FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance, including for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.  Management does not expect that the application of this standard will have any significant effect on the Company’s consolidated financial statements.

At December 31, 2008, all the financial instruments were carried at fair value in the consolidated balance sheet. The fair value of short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities, equaled the respective carrying value due to the short-term nature of these instruments.

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

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  It amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”, which replaces SFAS 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The Company’s management believes that this statement will impact the Company in the event of any future acquisition.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect that the application of this standard will have any significant effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of the pronouncement will have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board Opinions (“APB”) 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1” or “the FSP”). The FSP requires cash settled convertible debt to be bifurcated into debt and equity components and accounted for separately at issuance. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the life of the bond. The equity component of the convertible debt securities would be included in the paid-in-capital section of shareholders’ equity on the Company’s consolidated balance sheets and the initial carrying values of these debt securities would be correspondingly reduced. Management does not expect that the application of this standard will have any significant effect on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns the three and nine months ended December 31, 2008, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K for the year ended March 31, 2008.

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

On August 1, 2005, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) between Wise Target International Limited, (“Wise Target”), Amber Link International Limited (“Amber Link”), Ms. Meilian Li and Mr. Xiaofeng Li.  Pursuant to the terms of the Agreement, following due diligence, the Company acquired all of the outstanding stock of Wise Target and Amber Link, making them wholly owned subsidiaries of the Company.  Wise Target and Amber Link together own and control 95% of Shanghai Sunplus Communication Technology Co., Ltd., (“Sunplus”), a Sino-foreign joint venture. The Agreement required the Company to issue 18,550,000 shares of restricted common stock in exchange for all of the issued and outstanding shares of Wise Target and Amber Link.  This transaction was subsequently completed on August 16, 2005. On December 31, 2008, Wise Target transferred its 75% holdings of Sunplus to Amber Link at cost. As a result of this transfer, Amber Link held 95% of Sunplus and Wise Target has no interest in Sunplus and T-Bay continued to indirectly own a 95% interest in Sunplus.  As of December 31, 2008, such transfer has not been approved by the Shanghai Foreign Economic Relation & Trade Commission.

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

We focus on the wireless telecommunication market in China. By working closely with the worldwide top technology partners, we provide tailored mobile handset design solution services according to our customers’ special demands. We believe we have strong capabilities to design mobile handsets to support a broad range of wireless communications standards, baseband platforms and components. We also provide production support to facilitate our customers’ manufacturing and supply chain management processes. In addition, our special project teams work closely with our customers to monitor and coordinate the progress of each new design project. To further strengthen our presence in the market, we also work with our customers in providing customized handset solutions to mobile service operators. We believe the design solutions and services provided by us can help our customers in enhancing competitive strength and gaining market share.

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

Automobile wireless device design:  We have developed a GPS device and Tire Pressure Monitor System (TPMS) sensors.  We are capable of designing other devices and systems related to the automobile wireless technology.

Railway wireless system design:  We developed GSM-R device and system for railway network. We are capable of developing devices and systems related to railway wireless technology.

Other Design Services:   We can also provide design services in relation to the design of other electronic devices based on wireless technology, such as design in GPS device and  Radio Frequency design.

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

Competitive Strengths

Strategic Relationships with Business Partners

As the mobile handset industry is characterized by rapid technological changes, it is essential for us to keep abreast of and have access to the latest technologies by working closely with the world’s leading technology and platform providers. We continue to work closely with VIA Technologies Inc. (VIA), MediaTek Inc., Ltd.(MTK), Anyka Inc.(Anyka)and Infineon Inc.(Infineon) as our strategic partners which enables us to expand our product coverage. We believe we are one of the first independent mobile handset design houses in China to work with Skyworks, Inc (Skyworks), which has established a dedicated support team in Shanghai to support us in our design process.

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

Current Business Development

During the three months ended December 31, 2008, we have developed W-CDMA, TDS-CDMA solutions special for China Market. We kept working closely with strategic partners VIA, MTK, Anyka, Infineon, Skyworks and other technology partners. As the telecommunication industry in China was affected by the global financial crisis, we cut operation expenses by the layoff of 24 employees, cutting R&D expenses and postponing long-term projects.

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

Starting from 2006, we began to sell whole mobile handsets products through our sales agents. Our products are sold to nine different countries mainly in Southeast Asia, Eastern Europe and Latin America and representing less than 10% of revenue for the three and nine months ended December 31, 2008.

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

Intellectual Property

We believe protection of our intellectual property rights is extremely important for our continuous success. As of the December 31, 2008, we have registered 17 patents, of which 15 have been approved. All of them are patents for product appearance. Besides, we have registered 6 copyrights for software. All of them are games and applications for mobile phone.

Our Competitors

There are more than a hundred mobile phone design houses in China, including market leaders such as China TechFaith Wireless Communication Technology Limited, Shanghai Longcheer Telecommunication Co., Ltd and SIMCom Information Technology Ltd. Other major design houses include Beijing Tianyu Communication Equipment Co. Ltd, Shanghai WenTai Communication Technology Co., Ltd., Shanghai Huaqi Telecom Technology Co., Ltd., Shenzhen Jinwave Technology Co., Ltd. and Shenzhen Yulong Communication Technology Co., Ltd. We believe Shanghai Longcheer and Shanghai Simcom are our most direct competitors.

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

THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007

Overview

For the three months ended December 31, 2008, our net revenue decreased by US$6,575,000 from US$14,697,000 to US$8,122,000, which represents a 44.7% decrease as compared with the same period last year. Our net loss was US$6,120,000, compared with net earnings of US$4,936,000. We reported per share loss of US$ 0.20 in the three months ended December 31, 2008.

Net Revenue

	Three months ended December 31,
(in thousand US dollars)		2008		2007
	Growth%	Amount	%	Amount	%
Sales of mobile phone components	(23.0)%	6,260	77.2%	8,133	55.4%
Revenue from design services	(71.6)%	1,862	22.9%	6,564	44.6%
NET REVENUE	(44.7)%	8,122	100.0%	14,697	100.0%

Our net revenue was US$8,122,000 for the three months ended December 31, 2008, a decrease of US$6,575,000, or 44.7%, from US$14,697,000 for the three months ended December 31, 2007. Revenue from sales of mobile phone components was US$6,260,000 compared to US$8,133,000 in the same period of the previous fiscal year, representing a 23.0% decrease, and the revenue from design services decreased by US$4,702,000 from US$6,564,000 to US$1,862,000 in the same period of the previous fiscal year, representing a 71.6% decrease.

The percentages of revenue from sales of mobile phone components and from design services were 22.9% and 77.1%, respectively, in the three month ended December 31, 2008.

The significant decrease is mainly attributed to the business shrinkage due to the global financial crisis. We provided less design solutions to the market and conducted less product research in the three months ended December 31, 2008, which led to revenue from sales of PCBA and particularly design services  to decline sharply.

Detailed information on sale of mobile phone components

Sales of mobile phone components decreased from US$8,133,000 to US$6,260,000, representing a 23.0% decrease, which was mainly due to less PCB and PCBA boards sold to customers.

For the three months ended December 31, 2008, revenue from sales of handsets and components was 77.2% of total revenue, compared to 55.4% in the same period of 2007.

We manufacture PCB and PCBA boards according to our customers’ specifications. Besides the amount of revenue from selling PCB and PCBA boards to our customers, we charge royalty fees by the number of PCB and PCBA boards we provide. We manufactured less PCB and PCBA boards for our customers for the three months ended December 31, 2008 compared to the same period in 2007. The decrease in sales of PCB and PCBA boards led to the decline in sales of mobile phone components.

Detailed information on revenue from design services

Revenue from design services decreased to US$1,862,000 from US$6,564,000, representing a 71.6% decrease. The decrease was mainly attributable to fewer new models being promoted and the less favorable overall market condition in three month ended December 31, 2008.

For the three months ended December 31, 2008, revenue from design services represented 22.9% of total revenue, compared to 44.6% in the same period of 2007.

Cost of Revenue

For the three months ended December 31, 2008, cost of revenue decreased to US$6,115,000 from US$8,517,000 for three months ended December 31, 2007, representing a 28.2% decrease. The decrease was mainly attributed to the decrease in cost of raw materials, which is due to less PCB and PCBA boards being manufactured.

Gross Profit

Our gross profit was US$2,007,000 for the three months ended December 31, 2008 compared to US$6,180,000 for the three months ended December 31, 2007, representing a 67.5% decrease. The decrease in gross profit mainly resulted from the decrease of sales of design services income. The decrease in gross profit percentage mainly resulted from the decrease of high gross margin design service income, representing 22.9% (2007: 44.6%) of total revenue for the three months ended December 31, 2008.

Operating Expenses

Operating expenses consisted of selling expenses and general and administrative (G&A) expenses. For the three months ended December 31, 2008, operating expenses were US$5,001,000, compared to US$261,000 for the same period of last year.

Detailed information in respect of operating expenses for the three months ended December 31, 2008 is as follows:

	Three months ended December 31,
(in thousand US dollars)		2008		2007
	Growth%	Amount	% of net revenue	Amount	% of net revenue
G&A expenses	2,347.0%	4,943	60.9%	202	1.4%
Selling expenses	(1.7)%	58	0.7%	59	0.4%
Operating expenses	1,816.1%	5,001	61.6%	261	1.8%

Selling expenses decreased from US$59,000 to US$58,000, representing a 1.7% decrease, mainly because of the decrease of transportation expenses, as sales of mobile phone components decreased 23%, compared to the same period of last year.

G&A expenses were US$4,943,000, compared to US$202,000 in the same period of last year, representing a 2,347.0% increase. The increase in G&A expenses was mainly due to a large allowance made for doubtful debts and the increase in rental expenses compared to the same period in the previous fiscal year. We have made an allowance for doubtful debts of US$4,414,000 during the three months ended December 31, 2008 while we made a reversal of allowance for doubtful debts of US$377,000 during the same period ended December 31, 2007.

Impairment of Assets Held for Sale

Impairment of assets held for sale represents the impairment to sell one hundred percent (100%) of Sunplus’ interest in its wholly-owned subsidiary Zhangzhou JiaXun Communication Facility Co., Ltd. (“Zhangzhou Jiaxun”) and eighty percent (80%) of Shanghai Sunplus Communication Technology Co., Ltd. (“Sunplus”), a ninety-five percent (95%) Chinese subsidiary of T-Bay Holdings, Inc.’s interest in its subsidiary Fujian QiaoXing Industry Co., Ltd. (“Fujian QiaoXing”)

On December 31, 2008, Sunplus entered an agreement with Huizhou Liyin Electronics Co., Ltd. (“Huizhou Liyin”) to sell Zhangzhou JiaXun at the purchase price of RMB5,000,000 (US$733,000) and eighty percent (80%) of Sunplus’ interest in its subsidiary Fujian QiaoXing at the purchase price of RMB84,000,000 (US$12,312,000).

The total purchase price of these two companies was RMB89,000,000, equivalent to US$13,045,000, US$3,030,000 less than its book value as of December 31, 2008. As a result, we made an impairment of US$3,030,000.

Interest Expense

For the three months ended December 31, 2008, we have no interest expense.

Minority Interests

Minority interests represent the portion of income of Sunplus, Zhangzhou JiaXun and Fujian Qiaoxing that we do not own. For the three months ended December 31, 2008, minority interests were attributable to the interest owned by Shanghai Fanna, which owned 5% of the equity interest in Sunplus.

Income Tax

Sunplus is subject to People’s Republic of China (“PRC”) Income Tax.  Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai is 25%.

For the three months ended December 31, 2008, Sunplus recorded an income tax provision of US$259,000, compared to US$785,000 in the same period of the previous fiscal year.  The decrease in income tax provision resulted from Sunplus’ decreased profit in the current period.

Net (Loss) Income

As a result of the above items, net loss was US$6,120,000 for the three months ended December 31, 2008 compared to earnings of US$4,936,000 for the three months ended December 31, 2007.

(Loss) Earnings per share

We reported loss per share of US$0.20, based on 30,088,174 outstanding weighted shares. Our outstanding common stock was 30,088,174 shares as of December 31, 2008. We do not have any preferred stock issued or outstanding warrants or options.

NINE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2007

Overview

For the nine months ended December 31, 2008, our net revenue increased by US$2,433,000 from US$28,136,000 to US$30,569,000, which represents a 8.6% increase as compared with the same period last year. Our net income  decreased from US$9,432,000 in 2007 to US$760,000 in 2008. We reported per share earnings of US$ 0.03 in nine months ended December 31, 2008.

Net Revenue

	Nine months ended December 31,
(in thousand US dollars)		2008		2007
	Growth%	Amount	%	Amount	%
Sales of raw materials	N/A	573	1.9%	-	-
Sales of mobile phone components	60.3%	19,679	64.4%	12,274	43.6%
Revenue from design services	(35.0)%	10,317	33.7%	15,863	56.4%
NET REVENUE	8.6%	30,569	100.0%	28,136	100.0%

Our net revenue was US$30,569,000 for the nine months ended December 31, 2008, an increase of US$2,433,000, or 8.6%, from US$28,136,000 for the nine months ended December 31, 2007. Revenue from sales of mobile phone components was US$19,679,000 compared to US$12,274,000 in the same period of the previous fiscal year, representing a 60.3% increase, and the revenue from design services decreased by US$5,546,000 from US$15,863,000 to US$10,317,000 in the same period of the previous fiscal year, representing a 35.0% decrease.

The percentages of revenue from sales of mobile phone components and from design services were 64.4% and 33.7%, respectively, for the nine month ended December 31, 2008.

Detailed information on sale of mobile phone components

Sales of mobile phone components increased from US$12,274,000 to US$19,679,000, representing a 60.3% increase, which was mainly due to more PCB and PCBA boards sold to customers.

For the nine months ended December 31, 2008, revenue from sales of handsets and components was 64.4% of total revenue, compared to 43.6% in the same period of 2007.

We manufacture PCB and PCBA boards according to our customers’ specifications. Besides the amount of revenue from selling PCB and PCBA boards to our customers, we charge royalty fees by the number of PCB and PCBA boards we provide. We manufactured more PCB and PCBA boards for our customers for the nine months ended December 31, 2008 compared to the same period in 2007. The increase in sales of PCB and PCBA boards led to the growth in sales of mobile phone components.

Detailed information on revenue from design services

Revenue from design services decreased to US$10,317,000 from US$15,863,000, representing a 35.0% decrease. The decrease was mainly attributable to the sharp decline in design services in three months ended December 31, 2008, due to the effects of the global financial crisis.

For the nine months ended December 31, 2008, revenue from design services represented 33.7% of total revenue, compared to 56.4% in the same period of 2007.

Cost of Revenue

For the nine months ended December 31, 2008, cost of revenue increased to US$18,690,000 from US$ 13,802,000 for nine months ended December 31, 2007, representing a 35.4% increase. The increase was mainly attributed to the increase in cost of raw materials, which is due to more PCB and PCBA boards being manufactured.

Gross Profit

Our gross profit was US$11,879,000 for the nine months ended December 31, 2008 compared to US$14,334,000 for the nine months ended December 31, 2007, representing a 17.1% decrease. The decrease in gross profit mainly resulted from business shrinking in the third fiscal quarter ended December 31, 2008,of design services income. The decrease in gross profit percentage mainly resulted from the decrease of high gross margin design service income, representing 33.7% (2007: 56.4%) of total revenue for the nine months ended December 31, 2008.

Operating Expenses

Operating expenses consisted of selling expenses and general and administrative (G&A) expenses. For the nine months ended December 31, 2008, operating expenses were US$6,464,000, compared to US$2,751,000 for the same period of last year, mainly because of the increase in G&A expenses.

Detailed information in respect of operating expenses for the nine months ended December 31, 2008 is as follows:

	Nine months ended December 31,
(in thousand US dollars)		2008		2007
	Growth%	Amount	% of Net revenue	Amount	% of net revenue
G&A expenses	144.1%	6,268	42.6%	2,568	9.1%
Selling expenses	7.1%	196	1.3%	183	0.7%
Operating expenses	135.0%	6,464	43.9%	2,751	9.8%

G&A expenses were US$6,268,000, compared to US$2,568,000 in the same period of last year, representing a 144.1% increase. The increase in G&A expenses was mainly due to a larger allowance made for doubtful debts compared to the same period in the previous fiscal year. We have made an allowance for doubtful debts of US$4,414,000 during the nine months ended December 31, 2008 while we made a reversal of doubtful debts allowance of US$377,000 during the same period ended December 31, 2007.

Selling expenses increased from US$183,000 to US$196,000, representing a 7.1% increase, mainly because of the increase of transportation expenses, resulting from the 60.3% increase of sales of mobile phone components compared to the same period of last year.

Impairment of Assets Held for Sale

Impairment of assets held for sale represents the impairment to sell one hundred percent (100%) of Sunplus’ interest in its wholly-owned subsidiary Zhangzhou JiaXun Communication Facility Co., Ltd. (“Zhangzhou Jiaxun”) and eighty percent (80%) of Shanghai Sunplus Communication Technology Co., Ltd. (“Sunplus”), a ninety-five percent (95%) Chinese subsidiary of T-Bay Holdings, Inc.’s interest in its subsidiary Fujian QiaoXing Industry Co., Ltd. (“Fujian QiaoXing”)

On December 31, 2008, Sunplus entered an agreement with Huizhou Liyin Electronics Co., Ltd. (“Huizhou Liyin”) to sell Zhangzhou JiaXun at the purchase price of RMB5,000,000 (US$733,000) and eighty percent (80%) of Sunplus’ interest in its subsidiary Fujian QiaoXing at the purchase price of RMB84,000,000 (US$12,312,000).

The total purchase price of these two companies was RMB89,000,000, equivalent to USD$13,045,000, $3,030,000 less than its book value as of December 31, 2008. As a result, we made an impairment of US$3,030,000.

Interest Expense

For the nine months ended December 31, 2008, we have no interest expense and no bank borrowings compared to the same period of last year.

Minority Interests

Minority interests represent the portion of income of Sunplus, Zhangzhou JiaXun and Fujian Qiaoxing that we do not own. For the nine months ended December 31, 2008, minority interests were attributable to the interest owned by Shanghai Fanna, which owned 5% of the equity interest in Sunplus, Zhangzhou JiaXun and Fujian Qiaoxing.

Income Tax

Sunplus is subject to People’s Republic of China (“PRC”) Income Tax.  Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai is 25%.

For the nine months ended December 31, 2008, Sunplus recorded an income tax provision of US$1,894,000, compared to US$1,746,000 in the same period of the previous fiscal year.  Even though our  profit before taxation for the nine months ended December 31, 2008 decreased to US $3,790,00 from US$9,432,000 for the same period in 2007 the income tax provision increased mainly due to the temporary differences of general doubtful debts allowance and impairment of assets held for sale, which are not currently tax deductible expenses in PRC.

Net Income

As a result of the above items, net income was US$760,000 for the nine months ended December 31, 2008 compared to US$9,432,000 for the nine months ended December 31, 2007. The significant decrease was mainly attributed to loss in three months ended December 31, 2008 caused by decrease in revenue, increase in doubt debts allowance and impairment of long-lived assets held for sales.

Earnings per share

We reported earnings per share of US$0.03 for nine months ended December 31, 2009, based on 30,088,174 outstanding weighted shares. Our outstanding common stock was 30,088,174 shares as of December 31, 2008. We do not have any preferred stock issued or outstanding warrants, options or any other common stock equivalents or convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

Assets

As of December 31, 2008, the total assets of the Company were US$65,749,000, which consisted of US$62,902,000 in current assets, US$2,772,000 in property, plant and equipment (PPE) and US$75,000 in intangible assets.

Liabilities

Our total liabilities as of December 31, 2008 were US$11,073,000, which consisted of US$6,818,000 in current liabilities and US$4,255,000 in long-term liabilities. Long term liabilities were all liabilities due to shareholders.

Capital Resources

For the nine months ended December 31, 2008, we were principally engaged in provision of design solutions of wireless communication devices and sales of mobile phone components. We did not declare or pay dividends in the three months ended December 31, 2008.

For the nine months ended December 31, 2008, about US$2,222,000 was generated from operating activities and US$1,000 was used in investing activities.  Cash and cash equivalents increased by US$3,199,000 to US$26,529,000 as of December 31, 2008 from US$23,330,000 as of March 31, 2008.

We generated US$2,222,000 from operating activities for the nine months ended December 31, 2008, as compared to US$13,010,000 generated from operating activities for the same period of 2007. Net cash flow generated from operating activities related to net income adjusted for items not involving movement of cash for the period, augmented mainly by the decrease in prepayments, deposits and other receivables, but offset by an increase in accounts receivable together with decreases in receipts in advance, and income tax payable.

In arriving at the net income, we made a provision of US$4,414,000 for doubtful debts in nine month ended December 31, 2008, which did not involve any outflow of cash.

In arriving at the net income, we recorded a loss of US$3,030,000 in respect of impairment of long-lived assets held for sales, for the nine months ended December 31, 2008, which did not involved any outflow of cash.

We generated US$78,000 from financing activities for the nine months ended December 31, 2008, as shareholders advanced fund to the Group during the period.

As of December 31, 2008, we had capital commitments of US$27,000 in relation to acquisition of intangible assets. We believe that the revenue from operations and  the cash balance is sufficient to support our operation, capital commitments, debt repayments, interest requirements and dividend policy, as well as to meet our working capital needs for the next twelve months.

Off-Balance Sheet arrangements

The Company has not engaged in any off-balance sheet transactions since its inception.

Employees

As of December 31, 2008, we had approximately 100 full-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments

Web Site Access to Our Periodic SEC Reports

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008, an evaluation was performed by of our management, with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.

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

Management identified and has commenced the process of implementing the following procedures to remediate these material weaknesses, with the oversight of our newly established audit committee: (i) meeting quarterly with our audit committee and independent auditors to discuss our accounting policies and (ii) improving communication and disclosure procedures by expanding our internal review of our financial statements, filings with the SEC and information disclosure to the public, including press releases, by our audit committee. Our management is also considering other remedial measures as disclosed in our Annual Report on Form 10-K for fiscal year 2008. However, the material weaknesses that existed at March 31, 2008, as described above and disclosed in Item 9A (T) of our Annual Report for fiscal year 2008 have not been fully remediated as of the end of the period covered by this Quarterly Report. As a result of the foregoing material weaknesses in our internal control over financial reporting, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

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

Our industry continues to undergo significant changes. First, the mobile communications, information technology, media and consumer electronics industries are converging in some areas into one broader industry leading to the creation of new type of mobile devices, services and ways to use mobile devices. Second, while participants in the mobile communications industry once provided complete products and solutions, industry players are increasingly providing specific hardware and software layers for products and solutions. As a result of these changes, new market segments within our industry have begun to emerge and we have made significant investments in new business opportunities in certain of these market segments, such as smart phones, imaging, games, music and enterprise mobility infrastructure. However, a number of the new market segments in the mobile communications industry are still in the early stages of their development, and it may be difficult for us to accurately predict which new market segments are the most advantageous for us to focus on. As a result, if the segments on which we have chosen to focus grow less than expected, we may not receive a return on our investment as soon as we expect, or at all. We may also forego growth opportunities in new market segments of the mobile communications industry on which we do not focus.

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

We serve a diverse range of customers, ranging from mobile network operators, distributors, and independent retailers to enterprise customers, across a variety of markets. In many of these markets, the mobile communications industry is at different stages of development, and many of these markets have different characteristics and dynamics, for example, in terms of mobile penetration rates and technology, feature and pricing preferences. Establishing and maintaining good relationships with our customers and understanding trends and needs in their markets require us to constantly obtain and evaluate a complex array of feedback and other data. We must do this efficiently in order to be able to identify key market trends and address our customers' needs proactively and in a timely manner. If we fail to analyze correctly and respond timely and appropriately to customer feedback and other data, our business may be materially adversely affected.

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

The new business areas that we have entered may be less profitable than we currently foresee, or they may generate more variable operating results than we currently foresee. We expect to incur short-term operating losses in certain of these new business areas given our early stage investments in research and development and marketing in particular. Also our efforts in managing prices and costs in the long-term, especially balancing prices and volumes with research and development costs may prove to be inadequate.

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

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the twelve months ended March 31, 2008, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $4.30 to $1.91 per share and the closing sale price on February 13, 2009 was $0.48 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and mobile-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.

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

T-BAY HOLDINGS, INC.
(Registrant)

Date: February 16, 2009	By:	/s/ Jie Shi
Jie Shi, Chief Executive Officer

Date: February 16, 2009	By:	/s/ Albert Wai Chiu Leung
Albert Wai Chiu Leung, Chief Financial Officer