Form 10-K
period 2009-03-31
T BAY HOLDINGS INC
filed 2009-07-14
CIK 868689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION1 3 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 033-377099-S

T-BAY HOLDINGS, INC.
(Exact Name of registrant as specified in its charter)

NEVADA	91-1465664
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Room 917, YongSheng Building ZhongShan Xi Road Xuhui District, Shanghai, China (Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: 86-021 51539900

(Former name, former address or former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will no be contained, to the best of registrant’s knowledge, indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or smaller reporting company.  . See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act).   Yes  ☐   No ☑

As of March 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,318,669.60 based on the closing sale price as reported on the Over-the-Counter Bulletin Board. As of June 30, 2009, there were 30,088,174 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

T-Bay Holdings, Inc.

FORM 10-K

For the Year Ended March 31, 2009

TABLE OF CONTENTS

PART I
ITEM 1.	Business	4
ITEM 1A.	Risk Factors	11
ITEM 1B.	Unresolved Staff Comments	18
ITEM 2.	Properties	18
ITEM 3.	Legal Proceedings	18
ITEM 4.	Submission of Matters to a Vote of Security Holders	19

PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
ITEM 6.	Selected Financial Data	19
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	29
ITEM 8.	Financial Statements and Supplementary Data	F-1 to F-22
ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	30
ITEM 9A.	Controls and Procedures	30
ITEM 9B.	Other Information	32

PART III
ITEM 10.	Directors and Executive Officers of the Registrant	31
ITEM 11.	Executive Compensation	35
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
ITEM 13.	Certain Relationships and Related Transactions	39
ITEM 14.	Principal Accountant Fees and Services	39

PART IV
ITEM 15	Exhibits, Financial Statement Schedules	40

SIGNATURES		40

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

On August 1, 2005, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) between Wise Target International Limited, (“Wise Target”), Amber Link International Limited (“Amber Link”), Ms. Meilian Li and Mr. Xiaofeng Li.  Pursuant to the terms of the Agreement, following due diligence, the Company acquired all of the outstanding stock of Wise Target and Amber Link, making them wholly owned subsidiaries of the Company.  Wise Target and Amber Link together owned and controlled 95% of Shanghai Sunplus Communication Technology Co., Ltd., (“Sunplus”), a Sino-foreign joint venture. The Agreement required the Company to issue 18,550,000 shares of restricted common stock in exchange for all of the issued and outstanding shares of Wise Target and Amber Link.  This transaction was subsequently completed on August 16, 2005.

We conduct our business through our 95% owned subsidiary, Shanghai Sunplus Communication Technology Co., Ltd., a Sino-foreign joint venture established in China in 2002, which provides a wide span of mobile handset design and other services to leading mobile handset brand owners in China.  Sunplus also provides total solution services to its customers, starting from new product concept identification, handset exterior design, hardware and software design, material procurement, production, and after-sale maintenance services. Historically, our customers included multinational brand names such as Motorola, NEC, Siemens, China Telecom, Panasonic and Alcatel. We also conduct our business through Amber Link. Our major customers in China in fiscal year ended March 31, 2009 were Shenzhen Henkai Co. Ltd., Shenzhen Xuanhua Electronic Technology Co. Ltd., Shenzhen Naide Technology Co., Ltd., Beijing Hocom Co., Ltd. and Huizhou QiaoXing Development Co., Ltd.

We focus on the vast wireless telecommunication market in China. By working closely with top technology partners, we provide tailored mobile handset design solution services according to our customers’ specifications. We believe we have strong capabilities to design mobile handsets to support a broad range of wireless communications standards, baseband platforms and components. We also provide production support to facilitate our customers’ manufacturing and supply chain management processes. In addition, our special project teams work closely with our customers to monitor and coordinate the progress of each new design project. To further strengthen our presence in the market, we have also begun to work with our customers in providing customized handset solutions to mobile service operators. We believe the design solutions and services provided by us can help our customers in enhancing competitive strength and gaining market share.

Corporate Structure

Sunplus was jointly owned by Wise Target, Amber Link and Shanghai Fanna Industrial Product Design Co., Ltd. (“Shanghai Fanna”).  Wise Target and Amber link are investment holding companies incorporated in the British Virgin Islands whereas Shanghai Fanna is a privately-owned company established in China in 2001. On August 16, 2005, T-Bay Holdings completed a reverse merger with Wise Target and Amber Link, which jointly held a 95% interest of Sunplus.

In January 2007, Sunplus established Zhangzhou JiaXun Communication Facility Co.,Ltd. (“JiaXun”), a 100% owned subsidiary in Zhangzhou in Fujian province. In March 2007, JiaXun and Sunplus respectively acquired 20% and 80% interest in Fujian QiaoXing Industry Co.,Ltd. (“Fujian QiaoXing”) for the construction of a technology park for long term development in the mobile telecommunication industry.  Fujian QiaoXing was established on February 13, 2004, with a registered capital of RMB20,000,000 ($2,590,000).

In December 2008, Sunplus entered into an agreement with Huizhou Liyin Electronics Co., Ltd. (“Huizhou Liyin”) to dispose of its 100% interest in JiaXun for $724,000 (RMB5, 000,000) and its 80% interest inFujian QiaoXing for $12,230,000 (RMB84,000,000).

In March 2009, Sunplus terminated the agreement with Huizhou Liyin and entered into an agreement with Qiaoxing Telecommunication Industry Company Limited to dispose of its 100% interest in JiaXun for $724,000 (RMB5,000,000) and its 80% interest in Fujian QiaoXing for $12,230,000 (RMB84,000,000). The disposal of Jia Xun and Fujian QiaoXing was completed on April 9 and March 20, 2009, respectively.

In March 2009, Wise Target transferred all its holdings (75%) in Sunplus to Amber Link for US$2,885,000 (HK$22,500,000).

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

March 2007 - JiaXun, a 100% subsidiary of Sunplus, and Sunplus respectively acquired 20% and 80% interests in Fujian QiaoXing, which would focus on the manufacture of telephone and mobile components.

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

March 2009 -Sunplus disposed of its 80% interest in Fujian QiaoXing.

April 2009 - Sunplus disposed of its 100% interest in JiaXun.

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

Production Services

Based on the request of our customers, we also manufacture the components of mobile handsets.  We subcontract the production work to third party manufacturers mostly in the Shanghai area.  We have a quality assurance team to monitor the production process to ensure the products can meet our quality requirements.

Components:  These mainly include printed circuit boards (PCB) and printed circuit board assembly (PCBA).  They are the backbones of mobile handsets.

Business Model

We are one of the larger wireless telecommunication design houses in China. We generate our revenue mainly by charging design services fees and royalty fees and by selling mobile phone components.

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

We have also established good relationships with subcontractors which provide production services for mobile phone components.

Quick Market Response

We pursue a market-oriented product development strategy, grasping end-users’ preferences and tastes. Our experience and expertise enables us to complete a design solution in only two to three months, to ensure our designs are one step ahead of our competitors and leading market trends.

Strong R&D capability

We have a professional and competent team to handle the wide spectrum of mobile phone design jobs, including industrial design, structural design, electronics design, software design and machine-man interface design. Some of our engineers used to be employed by mobile communication leaders such as Motorola, Siemens or BenQ. Our professional industrial design team won the IF Asia Design Award Winner in 2005.

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

Current Business Development

During the fiscal year ended March 31, 2009, we launched 32 mobile handset solutions covering the high-end, mid-end and low-end markets. We kept working closely with strategic partners VIA, MTK, Anyka, Infineon , Skyworks and other technology partners. During the fiscal year ended March 31, 2009, we developed mobile phone solutions with new functions including but not limited to smart touch screen, voice operation system, GPS and CMMB(China Mobile Multimedia Broadcasting). We can tailor-make solutions featuring functions such as handwriting recognition, digital cameras, Dual speakers, GPRS, FM radio, dictionaries, webcams, blue tooth, E-mail, MP3, MPEG4 3GP, WAP, USB, T-Flash, MMS, CMOS, TV-out, fingerprint authentication, firewall and sound recorder. In the fiscal year ended March 31, 2009, we also extended design of TDS-CDMA solutions and WCDMA solutions.

The company has postponed development of some new solutions because of less favorable market condition. As a result of the worldwide financial crisis, the demand in the Mainland market, especially the Mid-end and High-end market, as well as the overseas market has been shrinking since the second half of fiscal year ended March 31, 2009.

The company also postponed the development of certain other technologies including TPMS.

Following the resignation of Mr. Jie Shi on March 31 2009 and Mr. Albert Wai Chiu Leung on April 1, 2009, the Board appointed Mr. Xiaofeng Li and Mr. Xiangning Qin to serve as the Chief Executive Officer and Chief Financial Officer respectively on April 1, 2009.

We moved part of our design team to Huizhou city in Guangdong. As most of our customers are located in Guangdong province, we set up an office in Huizhou and sent part of our design team there.

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

Sales and marketing

Our sales force consists of approximately 15 salespeople and support personnel. Most of them have many years of experience in the telecommunication industry. They are responsible for maintaining and establishing client relationships, trying to fulfill customers’ special needs, and introducing new technologies and applications in telecommunication field.

Intellectual Property

We believe protection of our intellectual property rights is extremely important for our continuous success. As of the March 31, 2009, we have registered 17 patents, of which 15 have been approved. All of them are patents for product appearance. Besides, we have registered six copyrights for software. All of them are games and applications for mobile phone.

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

Employees

As of March 31, 2009, we had approximately 85 full-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments. The company cut about 40 employees in fiscal year ended March 31, 2009, because of the decline in business.

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

Our manufacturing and logistics are complex, require advanced and costly equipment and include outsourcing to third parties. These operations are continuously modified in an effort to improve manufacturing efficiency and flexibility. We may experience difficulties in adapting our supply to the demand for our products, ramping up or down production at our facilities, adopting new manufacturing processes, finding the timeliest way to develop the best technical solutions for new products, or achieving manufacturing efficiency and flexibility, whether we manufacture our products and solutions ourselves or outsource to third parties. Such difficulties may have a material adverse effect on our sales and results of operations and may result from, among other things: delays in adjusting or upgrading production at our facilities, delays in expanding production capacity, failure in our manufacturing and logistics processes, failures in the activities we have outsourced, and interruptions in the data communication systems that run our operations. Also, a failure or an interruption could occur at any stage of our product creation, manufacturing and delivery processes, resulting in our products and solutions not meeting our and our customers' quality, safety and other requirements, or being delivered late, which could have a material adverse effect on our sales, our results of operations and reputation and the value of the Sunplus brand.

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

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the twelve months ended March 31, 2009, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $0.20 to $2.70 per share and the closing sale price on June 24, 2009 was $0.60 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been

Item 1B.   Unresolved Staff Comments.

None.

Item 2.	Properties.

As of March 31, 2009, we have our headquarters in Shanghai, China and an office in Huizhou, Guangdong, China.

Our principal executive offices occupy an area of 140 square meters on the 9th floor of YongSheng Building, Zhongshan Xi Road, Xuhui District, Shanghai, China. The rental is $2,000 per month. We also rent 950 square meters of office space in the QiaoXing Industry and Technology Zone, Tangquan, Huizhou, Guangdong, China. The rental is $1,400 per month. These leased premises house the R&D and design department, product testing facilities, maintenance and administrative departments.

Item 3.	Legal Proceedings.

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.
PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Over-the-Counter Bulletin Board under the symbol “TBYH.OB”.  As of June 24, 2009, there were: (i) 319 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status; (ii) no outstanding options to purchase shares of our common stock; (iii) 30,088,174 outstanding shares of our common stock, of which 12,139,937 shares are either freely tradable or eligible for sale under Rule 144 or Rule 144K, and (v) no shares subject to registration rights.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price

	High	Low
Fiscal 2009
First Quarter	$2.70	$1.80
Second Quarter	$2.36	$1.55
Third Quarter	$2.01	$0.65
Fourth Quarter	$0.63	$0.20

Fiscal 2008
First Quarter	$4.30	$2.25
Second Quarter	$4.20	$2.15
Third Quarter	$3.80	$2.00
Fourth Quarter	$3.20	$1.91

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

Recent Sales of Unregistered Securities

During the year ended March 31, 2009, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

	Year Ended March 31
	In thousands, except per share amounts
	2007	2008	2009
	(Restated)⑴	(Restated) ⑴

Revenue	$35,236	$45,681	$34,838
Cost of sales	$17,606	$23,539	$24,440
Gross profit	$17,630	$22,142	$10,398
Depreciation and amortization	$656	$965	$1,012
Selling and distribution expenses	$292	$280	$245
General and administrative expenses	$3,002	$3,264	$10,043
Other operating expenses	$-	$-	$5,075
Other income	$7	$185	$545
Interest expense	$3	$3	$-
Income/(loss) before income taxes and minority interests	$14,340	$18,780	$(4,420)
Income tax	$1,701	$3,188	$1,900
Minority interests’ share of income/(loss)	$429	$659	$(429)
Loss from discontinued operations	$7	$379	$2,822
Net income/(loss) attributable to the Stockholders of the Company	$12,210	$14,554	$(8,713)
Earning/(loss) per Share — basic	$0.41	$0.48	$(0.29)
Earning/(loss) per Share — diluted	$0.41	$0.48	$(0.29)

	Year Ended March 31
	In thousands
	2007	2008	2009
	(Restated) ⑴	(Restated) ⑴
Balance Sheet Data:
Cash and cash equivalents	$23	$23,330	$20,493
Total current assets	$25,783	$43,227	$48,585
Assets of discontinued operations	$18,552	$18,954	$724
Total assets	$52,473	$65,664	$51,867
Accounts payable	$2,570	$688	$466
Total current liabilities	$11,560	$9,141	$3,415
Liabilities of discontinued operation	$3,942	$3,313	$-
Long-term liabilities	$3,967	$4,177	$4,255
Total stockholders’ equity	$31,720	$49,689	$41,929

(1)	The comparative figures have been restated to conform with current year’s presentation of discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Overview

For the fiscal year ended March 31, 2009, our net revenue decreased by $10,843,000 from $45,681,000 for the fiscal year ended March 31, 2008 to $34,838,000, which represented a 23.7% decrease. Our net results changed from a profit of $14,554,000, to a loss of $8,713,000. We reported loss per share of $0.29 in the fiscal year ended March 31, 2009, compared to earnings per share of $0.48 in the fiscal year ended March 31, 2008.

Net Revenue

(in thousands of US dollars)			Fiscal Year Ended March 31,
	2009	%	2008	%	Variance	%
Sales of mobile phone components	$23,614	67.8	22,746	49.8	$868	3.8%
Revenue from design services	$11,224	32.2	22,935	50.2	$-11,711	-51.1%
NET REVENUE	$34,838	100.0	45,681	100.0	$-10,843	-23.7%

Our net revenue was $34,838,000 for the fiscal year ended March 31, 2009, a decrease of $10,843,000, or 23.7%, from $45,681,000 in the previous fiscal year.  Revenue from sales of mobile phone components was $23,614,000 compared to $22,746,000 in the last fiscal year, representing a 3.8% increase. Revenue from design services decreased to $11,224,000 from $22,935,000 in the last fiscal year, representing a 51.1% decrease.

Our net revenue decrease mainly resulted from the decrease relating to design services. In the fiscal year ended March 31, 2009, customers did not place as many orders for design services. As a result, the percentage of our revenue from sales of mobile phone components increased as compared with the prior year.

For the fiscal year ended March 31, 2009, revenue from design services represented 32.2% of total revenue, while revenue from sales of mobile phone components was 67.8%, compared to 50.2% from design services and 49.8% from sales of mobile phone components in the fiscal year ended March 31, 2008.

Detailed information on sale of mobile phone components

Sale of mobile phone components increased from $22,746,000 in fiscal 2008 to $23,614,000 in fiscal 2009, representing a 3.8% increase. The increase was mainly attributable to the increase in the sales of PCB and PCBA boards, the key components in the manufacture of mobile handsets.

We design and manufacture PCB and PCBA boards according to our customers’ specifications. Besides the amount of revenue from selling PCB and PCBA boards to our customers, we charge royalty fees by the number of PCB and PCBA boards we provide. We manufactured more PCB and PCBA boards for our customers for the fiscal year ended March 31, 2009 when compared to the fiscal year ended March 31, 2008. The increase in sales volume of PCB and PCBA boards led to the increase in sales of components, despite the decrease in average selling price of our product in the current year as a result of the worldwide financial crisis, the demand in the Mainland market, especially the Mid-end and High-end market, as well as the overseas market has been shrinking since the second half of fiscal year ended March 31, 2009.

We have been selling our products in overseas markets through our sales agents in Mainland China and Hong Kong since March 2006. Our products were sold to end-users in nine different countries, mainly in Southeast Asia, Eastern Europe and Latin America.

Detailed information on revenue from design services

Revenue from design services decreased from $22,935,000 for the fiscal year ended March 31, 2008 to $11,224,000, or 51.1%. The significant decrease mainly resulted from the reduction of royalty fees per unit in the weak domestic market in China. As a result of the global financial crisis, demand in the Mainland China market, as well as the overseas market, has been shrinking since the second half of the fiscal year ended March 31, 2009.

During the fiscal year ended March 31, 2009, we launched 32 mobile handset solutions covering the high-end, mid-end and low-end markets. We kept working closely with strategic partners VIA, MTK, Anyka, Infineon, Skyworks and other technology partners. During the fiscal year ended March 31, 2009, we developed mobile phone solutions with new functions including but not limited to smart touch screen, voice operation system, GPS and CMMB(China Mobile Multimedia Broadcasting). We can tailor-make solutions featuring functions such as handwriting recognition, digital cameras, dual speakers, GPRS, FM radio, dictionaries, webcams, blue tooth, E-mail, MP3, MPEG4 3GP, WAP, USB, T-Flash, MMS, CMOS, TV-out, fingerprint authentication, firewall, sound recorder and. In the fiscal year 2009, we also extended the design of TDS-CDMA solutions and WCDMA solutions.

Cost of Revenue

For the fiscal year ended March 31, 2009, cost of revenue increased to $24,440,000 from $23,539,000 in the fiscal year ended March 31, 2008, representing a 3.8% increase.  Cost of revenue primarily consisted of the purchase cost of raw and processed materials and indirect costs of salaries of engineers and designers, research and development (“R&D”) and quality control expenses.

Detailed information on Cost of Revenue

(in thousands of US dollars)		Fiscal Year Ended March 31,
	2009	2008	Variance	%

Cost of revenue	$24,440	$23,539	$901	3.8%
Raw materials	$22,952	$20,464	$2,488	12.2%
R&D	$17	$420	$-403	- 96.0%
Model making	$-	$177	$-177	- 100.0%
Salaries	$938	$1,133	$-195	- 17.2%
Business tax	$533	$1,149	$-616	- 53.6%
Other indirect costs	$-	$196	$-196	- 100.0%

The increase in cost of revenue was mainly attributable to an increase in the purchase of raw materials. As we manufactured more PCB and PCBA boards for our customers, we purchased more raw materials in the current fiscal year than in the fiscal year ended March 31, 2008. Key materials for manufacture such as chipsets and PCB blank boards accounted for a large proportion of cost of raw materials. The cost of raw material was up by $901,000, or 3.8%, from $20,464,000 for the fiscal year ended March 31, 2008 to $22,952,000 for the fiscal year ended March 31, 2009.

During the two years ended March 31, 2009 and 2008, research and development costs amounting to $17,000 and $420,000, respectively, were charged to cost of revenue. The decrease was mainly the result of stringent cost control.

Business tax decreased $616,000 from $1,149,000 for the fiscal year ended March 31, 2008 to $533,000 for the fiscal year ended March 31, 2009. The decrease was mainly due to the decrease in revenue from design services which is subject to business tax.

Gross profit

Our gross profit was $10,398,000 for the fiscal year ended March 31, 2009 as compared to $22,142,000 for the fiscal year ended March 31, 2008, representing a 53.0% decrease. The decrease in gross profit was mainly attributable to the significant decrease in revenue from design services with high profit margin.

Operating Expenses

Operating expenses consist of selling expenses, general and administrative (G&A) expenses and other operating expenses. For the fiscal year ended March 31, 2009, operating expenses were $15,363,000, as compared to $3,544,000 for the fiscal year ended March 31, 2008, representing a 333.5 % increase.

Detailed information of operating expenses for the year ended March 31, 2009 and 2008 is as follows:

(in thousands of US dollars)	2009	Fiscal Year Ended March 31	2008 (restated)
	Amount	% of net revenue	Amount	% of net revenue

Operating Expenses	$15,363	44.1%	$3,544	7.8%

Selling Expenses	$245	0.7%	$280	0.6%

G&A Expenses	$10,043	28.8%	$3,264	7.1%

Other Operating Expenses	$5,075	14.6%	-	-

Operating expenses during the fiscal year ended March 31, 2009 were $15,363,000, or 44.1% of revenue, compared to $3,544,000, or 7.8% of revenue for the fiscal year ended March 31, 2008. The significant increase was mainly attributed to the increase in G&A and other operating expenses.

Selling expenses decreased from $280,000 to $245,000. The decrease was mainly attributable to less marketing-related expenses in keeping with a shrinking business.

G&A expenses were $10,043,000, or 28.8% of revenue, compared to $3,264,000, or 7.1% of revenue in the last fiscal year. The increase in G&A expenses was mainly due to the increase in the charges relating to the allowance for doubtful receivables.

We increased allowance for doubtful receivables by $6,915,000 for the fiscal year ended 31 March 2009. The allowance for doubtful receivables was $8,040,000 as of March 31, 2009 compared to $1,125,000 as of March 31, 2008.  As a comparison, we increased allowance for doubtful receivables by $700,000 for the fiscal year ended 31 March 2008. The allowance for doubtful receivables was $1,125,000 as of March 31, 2008 compared to $425,000 as of March 31, 2007.  Allowance for doubtful receivables is maintained for all customers based on a variety of factors, including the overall economy and industrial condition, length of time the receivables are past due, significant one-time events and historical experience. For the fiscal year ended March 31, 2009, particular consideration was given to the increased credit risk due to the current economic downturn.

Other operating expenses represented compensation of $5,075,000 to two customers to compensate them for subcontracting fees and raw materials consumed for two defectively designed mobile phone PCBAs.

Loss/ Income from Operations

Loss from operation was $4,965,000 in fiscal year ended March 31, 2009, compared to income of $18,598,000 in year 2008. The decrease was mainly attributable to the decrease of revenue in design service and increase of allowance for doubtful receivables.

Loss from Discontinued Operations

The Company reported losses of $2,822,000 and $379,000 from discontinued operations for the years ended March 31, 2009 and 2008, respectively. Loss from discontinued operations for the years ended March 31, 2009 and 2008 consisted of other revenue of $2,000 and $nil, operating loss of US$90,000 and $379,000, loss on disposal of a subsidiary of US$2,730,000 and $nil, and impairment loss on assets of discontinued operations of US$4,000 and $nil, respectively. We recorded losses on discontinued operations as Sunplus disposed of its 80% interest in its subsidiary Fujian QiaoXing for $12,230,000 (RMB84,000,000), which was $2,730,000 less than the carrying values of Fujian QiaoXing’s net assets.

Interest Expense

During the fiscal year ended March 31, 2009, we did not borrow any funds and did not incur any interest expense. We incurred interest expense of $3,000 during the fiscal year ended March 31, 2008 for discounted bills.

Income Tax

Sunplus is subject to PRC Income Tax.  Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai is 25% as of January 1, 2008.  It was 27% prior to January 1, 2008.

Pursuant to the relevant laws and regulations in the PRC, Sunplus was entitled to an exemption from PRC income tax for two years starting from its first profitable year.  As Sunplus’ statutory year-end is December 31, the exemption applied from January 1, 2003 to December 31, 2004.  Sunplus was also entitled to three years of 50% exemption after the expiration of the two years of full exemption.  The 50% exemption applied from January 1, 2005 to December 31, 2007.  Therefore, Sunplus was subject to a 13.5% income tax through December 31, 2007 and 25% thereafter.

For the fiscal year ended March 31, 2009, Sunplus made an income tax provision of $1,900,000 in total, compared to $3,188,000 in the last fiscal year ended March 31, 2008. The decrease was mainly due to the decrease in taxable profits.

Fujian QiaoXing and JiaXun were inactive and were not subject to any income tax in the fiscal years ended March 31, 2009 and 2008.

Minority Interests

Minority interests represent the portion of net results of Sunplus, Fujian QiaoXing and JiaXun that we do not own.  In the fiscal year ended March 31, 2009, minority interests were attributable to the minority interests owned by Shanghai Fanna, which owns directly 5% of Sunplus, and indirectly 5% of Fujian QiaoXing and Jia Xun.

Net loss/income

As a result of the above items, net loss was $8,713,000 for the fiscal year ended March 31, 2009, as compared to net income of $14,554,000 for the fiscal year ended March 31, 2008. This adverse change was mainly the result of the significant decrease of income from design services, increase in operating expenses and loss from discontinued operations.

Earnings/loss per share

We reported loss per share of $0.29, based on 30,088,174 outstanding weighted shares for the fiscal year ended March 31, 2009. Our outstanding common stock was 30,088,174 shares as of March 31, 2009. We do not have any preferred stock issued or outstanding.

Assets

Cash and cash equivalents

	As of March 31,
	(in thousands of US dollars)
	2009	2008
		(restated)
Cash and cash equivalents	20,493	23,330

Cash and cash equivalents were $20,493,000 as of March 31, 2009. The decrease in cash and cash equivalents was mainly attributed to the decrease in operating cash flows arising from the reduction in revenue and gross profit.

Accounts receivable, net

As of March 31, 2009, accounts receivable amounted to $14,361,000, a decrease of $3,357,000 compared to $17,718,000 as of March 31, 2008. The decrease was mainly the net result of an increase in the gross amount of accounts receivable and an increase in the allowance for doubtful accounts receivable. The gross amount of the accounts receivable increased by $3,415,000 mainly, because trade debtors took longer to pay in an economic environment which was deteriorating. The allowance for doubtful accounts receivable increased by an amount of $6,772,000 for the year ended March 31, 2009. The Company revaluated credit risk on trade debtors and adjusted its allowance policy to make a 100% provision for accounts receivable overdue more than one year. The Company believes this reflects the increased credit risk due to the current economic downturn. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Detailed information on accounts receivables, net

	As of March 31, (in thousands of US dollars)
	2009	2008
Accounts receivable	22,258	18,843
Allowance for doubtful debts	(7,897)	(1,125)
Accounts receivable, net	14,361	17,718

Notes receivable

As of March 31, 2009, there were notes receivable of $37,000 ($nil as of March 31, 2008).  Notes receivable were mainly settlement of accounts receivable from customers who issued commercial notes for settlement.

Inventories

Inventories comprise raw materials, work in progress and finished goods and are stated at the lower of cost or market value.

	As of March 31,
	(in thousands of US dollars)
	2009	2008

Inventories	-	242

As of March 31, 2009, the Company had no inventories. All raw materials and work-in-progress had been sold during the year.

Inventories consisted of the following as at March 31:

	As of March 31,
	(in thousands of US dollars)
	2009	2008

Raw materials	-	583
Work in progress	-	29
Total	-	612
Less: allowance for losses	-	(370)
Inventories, net	-	242

Property, Plant and Equipment

	As of March 31,
	(in thousands of US dollars)
	2009	2008
		(restated)
Property, Plant and Equipment	2,493	3,383

As of March 31, 2009, our property, plant and equipment amounted to $2,493,000.

The detailed information on property, plant and equipment is as follows:

	As of March 31,
	(in thousands of US dollars)
	2009	2008
		(restated)
Cost
Machinery	4,859	4,804
Office equipment	138	454
Motor vehicles	56	55
Total	5,053	5,313

Accumulated depreciation
Machinery	2,426	1,571
Office equipment	95	331
Motor vehicles	39	28
Total	2,560	1,930

Carrying value
Machinery	2,433	3,233
Office equipment	43	123
Motor vehicles	17	27
Total	2,493	3,383

Liabilities

	As of March 31 (in thousands of US dollars),
	2009	2008
		(restated)

Liabilities	7,670	13,318
Current liabilities	3,415	9,141
Long-term liabilities	4,255	4,177

Our total liabilities as of March 31, 2009 were $7,670,000, which consisted of $3,415,000 in current liabilities and $4,255,000 in long-term liabilities.

Long-term liabilities amounted to $4,255,000 as of March 31, 2009, all of which were liabilities due to shareholders.

Liquidity and Capital Resources

For the fiscal year ended March 31, 2009, we principally engaged in provision of design solutions of wireless communication devices and sales of mobile phone components. We did not declare or pay dividends in the fiscal year ended March 31, 2009.

Cash and cash equivalents decreased from $23,330,000 to $20,493,000 as of March 31, 2009.

We used $3,987,000 in operating activities for fiscal year ended March 31, 2009, as compared to $17,988,000 provided by operating activities for the fiscal year ended March 31, 2008. The net cash outflow was mainly caused by the net loss for the fiscal year ended March 31, 2009 adjusted for non-cash items, as well as the increase in accounts receivable and the decrease in receipts in advance. Our average trade debt collection period is approximately eight months.

Net cash provided by investing activities amounted to $363,000 for the fiscal year ended March 31, 2009 as compared with net cash provided by investing activities of $4,105,000 for the fiscal year ended March 31, 2008. Net cash provided by investing activities in the fiscal year ended March 31, 2009 related mainly to the initial deposits received for the disposal of Fujian Qiaoxing of $364,000. Net cash provided by investing activities in the fiscal year ended March 31, 2008 related mainly to proceeds from the disposal of property, plant and equipment of $4,864,000. No property, plant and equipment was disposed of by us in the fiscal year ended March 31, 2009.

Net cash provided by financing activities decreased from $896,000 to $78,000. It mainly represented advance from shareholders.

As of March 31, 2009, we had capital commitments of $27,000 in relation to acquisition of intangible assets.

We expect to be able to meet our liquidity needs for the fiscal year ending March 31, 2010.  We expect net revenue to be at about the same level as for the fiscal year ended March 31, 2009.  However, it may take trade debtors longer to settle the accounts receivable owing to a possible worsening of the economic situation.  We currently do not have any plans to incur significant capital expenditures.  We believe our cash holdings as of March 31, 2009 of $20,493,000 together with the remaining balance of consideration for the disposal of our subsidiaries to be received of $11,866,000 is sufficient to support our operations and to meet our working capital needs.

Critical Accounting Policies

The financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

Our revenues are mainly derived from design fees of mobile handset design services and sales of mobile phone components. We earn our revenue mainly through NRE fees, royalties, and sales of products.

NRE fee. NRE fees stands for Non Refundable Engineering fees, a fixed one-off fee after an agreement has been signed by both customers and the Company. The NRE fees are no less than the total expenses of project design which normally includes the cost of market study, product concept identification, hardware designs, software designs, engineer expenses, mechanical engineering designs, testing and quality assurance, pilot production and production support. The NRE fees are recognized when payments are received.

Royalty. In addition to NRE fees, we also charge royalties to our customers. Royalty is calculated at an agreed rate for each unit manufactured or sold by our customers. The rate is variable based on volume of mobile handsets manufactured or sold. Royalty income is recognized when confirmation of manufacturing or selling volume is obtained from customers.

Component and product sales. Revenue from sales of components including but not limited to PCBAs, PCBs, whole handsets designed by us and manufactured by OEMs, and wireless modules are recognized when products are delivered to our customers.

Allowance for doubtful receivables
Our determination of the allowance for doubtful receivables is based on a general reserve established for all customers based on a range of percentages applied to aging categories.  These percentages are based on historical collection and write-off experience.

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

Item 8.            Financial Statements and Supplementary Data.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 – F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
T-Bay Holdings, Inc.

We have audited the accompanying consolidated balance sheet of T-Bay Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2009 and 2008 and the results of its operations and cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens

Certified Public Accountants
Hong Kong

July 9, 2009

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and 2008
(In thousands of United States dollars)
		MARCH 31,
	Note(s)	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$20,493	$23,330
Notes receivable		37	-
Accounts receivable, net	3	14,361	17,718
Prepayments, deposits and other receivables, net	3	13,694	1,937
Inventories	4	-	242

Total current assets		48,585	43,227

PROPERTY, PLANT AND EQUIPMENT, NET	5	2,493	3,383
INTANGIBLE ASSETS, NET	6	65	100
ASSETS OF DISCONTINUED OPERATIONS	13	724	18,954

TOTAL ASSETS		$51,867	$65,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$466	$688
Accruals and other payables
Related parties	10	285	247
Third parties		1,412	1,279
Receipts in advance		990	2,098
Income tax payable		262	1,516
Liabilities of discontinued operations	13	-	3,313

Total current liabilities		3,415	9,141

LONG-TERM LIABILITIES
Due to shareholders	10	4,255	4,177

Total liabilities		7,670	13,318

MINORITY INTERESTS		2,268	2,657

COMMITMENTS AND CONTINGENCIES	12

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value $0.001, issued and outstanding Nil	2(t)	-	-
Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding 30,088,174		30	30
Additional paid-in capital		1,462	1,462
Public welfare fund		2,109	2,109
Statutory surplus fund		4,219	4,219
Retained earnings		28,303	37,016
Accumulated other comprehensive income		5,806	4,853

Total stockholders’ equity		41,929	49,689

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$51,867	$65,664
The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2009 and 2008
(In thousands of United States dollars, except per share data)

	Note(s)	YEAR ENDED MARCH 31,
		2009		2008

NET REVENUE			$34,838	$45,681

COST OF REVENUE			24,440	23,539

GROSS PROFIT			10,398	22,142

OPERATING EXPENSES
Selling expenses			245	280
General and administrative expenses			10,043	3,264
Other operating expenses	11		5,075	-

TOTAL OPERATING EXPENSES			15,363	3,544

(LOSS)/INCOME FROM OPERATIONS			(4,965)	18,598

OTHER INCOME			545	185
INTEREST EXPENSE			-	(3)

(LOSS)/INCOME BEFORE INCOME TAX AND MINORITY INTERESTS			(4,420)	18,780

INCOME TAX: CURRENT	7		(1,900)	(3,188)

(LOSS)/INCOME BEFORE MINORITY INTERESTS			(6,320)	15,592

MINORITY INTERESTS			429	(659)

(LOSS)/INCOME FROM CONTINUING OPERATIONS			(5,891)	14,933
LOSS FROM DISCONTINUED OPERATIONS	13		(2,822)	(379)

NET (LOSS)/INCOME			(8,713)	14,554

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment			953	2,889

COMPREHENSIVE (LOSS) INCOME			$(7,760)	$17,443

WEIGHTED AVERAGE NUMBER OF SHARES (in thousands)			30,088	30,088

EARNINGS (LOSS) PER SHARE (in dollars)

- Continuing operations		$	(0.20)	$0.50
- Discontinued operations	2(a)		(0.09)	(0.02)

	2(r)	$	(0.29)	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended March 31, 2009 and 2008
(In thousands of United States dollars)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	PUBLIC WELFARE FUND	STATUTORY SURPLUS FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	No. of shares

Balance, April 1, 2007	30,088,174	30	1,462	1,430	2,859	23,975	1,964	31,720
Net income	-	-	-	-	-	14,554	-	14,554
Transfer	-	-	-	504	1,009	(1,513)	-	-
Foreign currency translation adjustment	-	-	-	175	351	-	2,889	3,415

Balance, March 31, 2008	30,088,174	30	1,462	2,109	4,219	37,016	4,853	49,689
Net loss	-	-	-	-	-	(8,713)	-	(8,713)
Foreign currency translation adjustment	-	-	-	-	-	-	953	953

Balance, March 31, 2009	30,088,174	30	1,462	2,109	4,219	28,303	5,806	41,929

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2009 and 2008
 (In thousands of United States dollars)

	FOR THE YEAR ENDED MARCH 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(8,713)	$14,554
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation	933	884
Amortization	37	36
Allowances for doubtful receivables	6,915	700
Reversal of allowance for obsolete inventories	(370)	(306)
Loss/(gain) on disposal of property, plant and equipment	44	(5)
Minority interests	(429)	659
Changes in operating assets and liabilities:
(Increase)/decrease in notes receivable	(37)	4,156
(Increase)/decrease in accounts receivable	(2,201)	2,316
Decrease in prepayments, deposits and other receivables	(1,225)	580
Decrease in VAT recoverable	-	21
Decrease in inventories	612	988
Decrease in accounts payable	(222)	(1,995)
Increase/(decrease) in accruals and other payables	255	(2,835)
Decrease in receipts in advance	(1,108)	(690)
Decrease in income tax payable	(1,254)	(833)

Operating cash flow (used in)/provided by continuing operations	(6,763)	17,070
Operating cash flow provided by discontinued operations	2,776	918

Net cash (used in)/provided by operating activities	(3,987)	17,988

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of property, plant and equipment	(1)	-
Proceeds received from disposal of property, plant and equipment	-	13
Deposit refunded for property, plant and equipment	-	4,864
Acquisition of intangible assets	-	(97)

Investing activities of continuing operations	(1)	4,780
Investing activities of discontinued operations, (including proceeds from sale of a subsidiary (net of cash at date of sale)	364	(675)

Net cash provided by investing activities	363	4,105

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the years ended March 31, 2009 and 2008
 (In thousands of United States dollars)

	FOR THE YEAR ENDED MARCH 31,
	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in minority interests	-	638
Increase in amounts due to shareholders	78	258

Financing activities of continuing operations	78	896
Financing activities of discontinued operations	-	-

Net cash provided by financing activities	78	896

Effect of exchange rate changes on cash	685	299

Net (decrease)/increase in cash and cash equivalents	(2,861)	23,288

Cash and cash equivalents at beginning of year	23,355	67

Cash and cash equivalents at end of year (including cash of discontinued operations of $1,000 and $25,000, respectively)	$20,494	$23,355

SUPPLEMENTAL INFORMATION
Income taxes paid	$3,188	$3,854
Interest paid	$-	$3

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

1. The Company and Subsidiaries

T-Bay Holdings, Inc. (the “Company” or T-Bay) was incorporated under the laws of the State of Utah on August 8, 1984 as “Sharus Corporation” with authorized common stock of 50,000,000 shares with a par value of US$0.001.  On June 13, 1989, the domicile of the Company was changed to the state of Nevada in connection with a name change to “Golden Quest, Inc.”.  On January 7, 2002, the name was changed to “T-Bay Holdings, Inc.” as part of a reverse stock split of 400 shares of outstanding stock for one share and on November 23, 2004, the Company increased the authorized common stock to 100,000,000 shares with a par value of US$0.001 as part of a reverse stock split of 20 outstanding shares for one share.

On August 16, 2005, pursuant to an Agreement and Plan of Reorganization, T-Bay issued 18,550,000 shares of its common stock for all of Amber Link International Limited’s (“Amber Link”) and Wise Target International Limited’s (“Wise Target”) outstanding shares of common stock (the “Merger”).  Amber Link and Wise Target were two of the owners of Shanghai Sunplus Communication Co., Ltd. (“Sunplus”).  Wise Target owned a 75% interest and Amber Link owned a 20% interest in Sunplus.  After the Merger, T-Bay indirectly owned a 95% interest in Sunplus. In March 2009, Wise Target transferred all its holdings (75%) in Sunplus to Amber Link for US$2,885,000 (HK$22,500,000). As a result of this transaction, Amber Link directly owned 95% of Sunplus and this transaction had no impact on the Company’s effective holdings of Sunplus.  Shanghai Fanna Industrial Design Co., Ltd. owned the remaining 5% interest in Sunplus.

Wise Target was incorporated on April 24, 2002 under the International Business Companies Act in the British Virgin Islands.

Amber Link was incorporated on May 10, 2002 under the International Business Companies Act in the British Virgin Islands.  During the year ended March 31, 2007, Amber Link commenced the sales of mobile phones and components.

Sunplus was established on October 17, 2002 under the laws of the People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices.  Sunplus commenced operations on May 1, 2003.  At March 31, 2009, Sunplus has approximately 85 staff, mostly engineers and software programmers.

On February 12, 2007, Sunplus established a wholly-owned subsidiary, Zhangzhou JiaXun Communication Facility Co., Ltd. (“Zhangzhou JiaXun”) under the laws of the PRC.  Zhangzhou JiaXun is an investment holding company.

On March 19, 2007, Sunplus and Zhangzhou JiaXun acquired 80% and 20%, respectively, of Fujian Qiaoxing Industry Co., Ltd. (“Fujian Qiaoxing”).

Pursuant to an agreement signed on December 31, 2008, Sunplus agreed to dispose of its entire interest in Zhangzhou JiaXun (100%) to Huizhou Liyin Electronics Co., Ltd. (“Huizhou Liyin”), a third party, for US$724,000 (RMB5,000,000). However, on March 10, 2009, pursuant to a supplemental agreement between Sunplus and Huizhou Liyin, Huizhou Liyin and Sunplus rescinded the original agreement.  On the same date, Sunplus entered into another agreement with Qiaoxing Telecommunication Industry Company Limited (“Qiaoxing Telecom”), a third party, to dispose of all its interest in Zhangzhou JiaXun at a consideration of US$724,000 (RMB5,000,000). The ownership and legal title were transferred on April 9, 2009.  The disposal criteria were met before March 31, 2009.  As a result, assets of Zhangzhou JiaXun were classified and grouped in assets of discontinued operations. (See Note 13)

On December 31, 2008, Sunplus entered into an agreement with Huizhou Liyin to dispose of its 80% interest in Fujian Qiaoxing for a consideration of US$12,230,000 (RMB84,000,000). However, on March 10, 2009, pursuant to a supplemental agreement between Sunplus and Huizhou Liyin, Huizhou Liyin and Sunplus rescinded the original agreement.  On the same date, Sunplus entered into another agreement with Qiaoxing Telecom to dispose of all its interest in Fujian Qiaoxing at a consideration of US$12,230,000 (RMB84,000,000) and the transaction was completed on March 20, 2009. (See Note 13)

As of March 31, 2009, the Group structure is as follows:-

2. Summary of Significant Accounting Policies

(a) Basis of Preparation and Consolidation

The consolidated financial statements for the year ended March 31, 2009 and 2008 included the financial statements of T-Bay and its subsidiaries (hereinafter, referred to collectively as the “Group”) and are prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP). All significant inter-company balances and transactions have been eliminated in consolidation.

As mentioned in Note 1, on March 20, 2009, the Group disposed of its 80% interest in Fujian Qiaoxing, for net proceeds of US$12,230,000 and disposed of its entire interest in Zhangzhou Jiaxun, on April 9, 2009 for net proceeds of US$724,000. Criteria for disposal of Zhangzhou JiaXun were met before March 31, 2009, but legal ownership and legal title had not been transferred. As a result, the financial position of Zhangzhou Jiaxun and results of operations of Fujian Qiaoxing and Zhangzhou Jiaxun have been presented as discontinued operation for all periods shown in the accompanying consolidated financial statements (see Note 13).

(b) Reclassifications

Certain reclassifications were made to conform prior year’s financial statements to the current presentation.

(c) Goodwill

Goodwill arising on consolidation represents the excess of the cost of acquisition over the Group’s interest in the fair value of the identifiable assets and liabilities of subsidiary at the date of acquisition. Goodwill is recognized as an asset and carried at cost less impairment.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is tested for impairment on an annual basis.  Recognized impairment losses of goodwill cannot be reversed.

Goodwill arising on the acquisition of subsidiaries is presented separately in the balance sheet.

(d) Use of Estimates

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

(e) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2009 and 2008, the Group did not have any cash equivalents.

(f) Allowance for Doubtful Receivables

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

(g) Inventories

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

(h) Property, Plant and Equipment

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

(i) Construction in Progress

Construction in progress represents factory buildings under construction and machinery under installation and is stated at cost and not depreciated.  Construction in progress is reclassified to the appropriate category of property, plant and equipment when completed and ready for use.

(j) Land-use Rights

Land-use rights are stated at cost, less amortization. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in Fujian Province, PRC.

(k) Intangible Assets

Intangible assets consist of software and patents and are amortized using the straight-line method over their estimated useful life of 5 years.

(l) Impairment of Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Group evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized.  For the years ended March 31, 2009, an impairment loss of US$4,000 has been recognized (2008: nil) (See Note 13).

(m) Income Taxes

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

The Group reviews the differences between the tax bases under PRC tax laws and financial reporting under US GAAP.  As of March 31, 2009 and 2008, no material differences were found; therefore, there were no material deferred tax assets or liabilities arising from the operations of the subsidiaries in the PRC.

Under current PRC tax laws, no tax is imposed in respect to distributions paid to owners except individual income tax.

(n) Revenue Recognition

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery.  Revenue from design services is recognized when earned on the basis of the terms specified in the underlying contractual agreements.

(o) Research and Development Costs

Research and development costs consist of expenditure incurred during the course of planned research and investigation aimed at discovery of new knowledge which will be useful for developing new products or significantly enhancing existing products, and the implementation of such through design and testing of product alternatives.  All expenses incurred in connection with the Group’s research and development activities are charged to current income.  During the two years ended March 31, 2009 and 2008, research and development costs amounting to US$17,000 and US$420,000, respectively, were charged to operations and are included in cost of revenue.

(p) Foreign Currency Transactions

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

(q) Fair Value of Financial Instruments

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

(r) Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the year.  Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for the year, if dilutive.  There are no common stock equivalents in 2009 and 2008.

(s) Profit Appropriation

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

(t) Preferred Stock

No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by our board of directors from time to time.

3. Allowance for Doubtful Receivables

	MARCH 31,
	2009	2008
	US$’000	US$’000

Balance, beginning of year	$1,125	$425
Additions	6,915	700

Balance, end of year	$8,040	$1,125

4. Inventories

As of March 31, 2009 and 2008, inventories consisted of the following:

	MARCH 31,
	2009	2008
	US$’000	US$’000

Raw materials	$-	$583
Work in progress	-	29
Finished goods	-	-

	-	612

Less: allowance for losses	-	(370)

Total	$-	$242

The changes in the inventory allowances are summarized as follows:

	MARCH 31,
	2009	2008
	US$’000	US$’000

Balance, beginning of year	$370	$676
Reversal	(370)	(306)

Balance, end of year	$-	$370

5. Property, Plant and Equipment, Net

	MARCH 31,
	2009	2008
	US$’000	US$’000
Cost
Machinery	$4,859	$4,804
Office equipment	138	454
Motor vehicles	56	55
	5,053	5,313
Accumulated depreciation
Machinery	2,426	1,571
Office equipment	95	331
Motor vehicles	39	28
	2,560	1,930
Carrying value
Machinery	2,433	3,233
Office equipment	43	123
Motor vehicles	17	27
	$2,493	$3,383

Depreciation expense for each of the years ended March 31, 2009 and 2008 was approximately US$975,000 and US$929,000, respectively.

6. Intangible Assets, Net

Changes in the carrying amount of intangible assets for the year ended March 31, 2009 were as follows:

	Software	Patent	Total
	US$’000	US$’000	US$’000

Cost:
Balance, March 31, 2008	178	4	182
Foreign currency translation	5	-	5

Balance, March 31, 2009	183	4	187

Less: Accumulated amortisation
Balance, March 31, 2008	(80)	(2)	(82)
Amortisation expenses	(36)	(1)	(37)
Foreign currency translation	(3)	-	(3)

Balance, March 31, 2009	(119)	(3)	(122)

Net balance, March 31, 2009	64	1	65

The estimated amortization expense for the five years ending March 31, 2010, 2011, 2012, 2013 and 2014 amounts to approximately US$23,000, US$22,000, US$18,000, US$2,000 and US$ Nil, respectively.

7. Income Taxes

Amber Link and Wise Target are not subject to income taxes in any tax jurisdiction.

No provision for current income tax for T-Bay has been made as it incurred a loss for each of the two years ended March 31, 2009 and 2008, respectively.

Sunplus is subject to PRC Income Tax.  Pursuant to the old laws and regulations in the PRC, Sunplus was entitled to an exemption from PRC income tax for two years starting from its first profitable year.  As Sunplus’ statutory year-end is December 31, the tax exemption applied to the period from January 1, 2003 to December 31, 2004.  Sunplus was also entitled to three years of 50% exemption after the expiration of the two years of full exemption.  The 50% tax exemption applied to the period from January 1, 2005 to December 31, 2007.  For the period from April 1, 2006 to 31 December 31, 2007, Sunplus is subject to PRC Income Tax at a reduced rate of 13.5%.  Pursuant to the New PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% as of January 1, 2008; prior to that date, it was 27%.

Zhangzhou JiaXun and Fujian Qiaoxing were inactive during each of the years ended March 31, 2009 and 2008.

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	YEAR ENDED MARCH 31,
	2009	2008
	US$’000	US$’000

(Loss)/income before income tax	$(4,420)	$18,780

Income tax/(benefit) on pretax income at statutory rate	$(1,503)	$6,385
Effect of different tax rates of subsidiary operating in other jurisdictions	540	(2,222)
Tax effect of non-deductible expenses	334	504
Tax effect of non-taxable income	(2)	(1)
Change in valuation allowance	2,531	23
Tax effect of exemption	-	(1,501)

Income tax	$1,900	$3,188

As of March 31, 2009 and 2008, T-Bay had accumulated net operating loss carryforwards for United States federal tax purposes of approximately US$5,630,000 and US$5,501,000, respectively, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at March 31, 2009 and 2008.  The net operating loss carryforwards expire in years 2012 through 2029.

As of March 31, 2009 and 2008, deferred tax assets consist of:-

	MARCH 31,
	2009	2008
	US$’000	US$’000

Net operating loss carryforwards	$4,427	$1,896
Less: valuation allowance	(4,427)	(1,896)
	$-	$-

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

At March 31, 2009 and 2008, the Group had credit risk exposure of uninsured cash in banks of approximately US$20,494,000 and US$23,355,000, respectively (including cash of discontinued operations of US$1,000 and US$25,000 respectively).

A substantial portion of revenue was generated from one group of customers for the years ended March 31, 2009 and 2008.

The net sales to customers representing at least 10% of net total sales are as follows:

	YEAR ENDED MARCH 31,
	2009		2008
	US$’000%		US$’000%

Customer A	$6,251	18	$4,410	10
Customer B	6,951	20	6,977	15
Customer C	6,945	20	4,902	11
Customer group A*	3,451	10	3,755	8

*At March 31, 2009 and 2008, this group of customers accounted for 15% and 10%, respectively, of net accounts receivable.  The accounts receivable have repayment terms of not more than twelve months.  The Group does not require collateral to support financial instruments that are subject to credit risk.

The following customers had balances greater than 10% of the total accounts receivable as of March 31, 2009 and 2008:

	MARCH 31,
	2009		2008
	US$’000%		US$’000%

Customer B	$2,241	10	$3,603	19
Customer C	2,808	13	645	3
Customer D	3,505	16	2,529	13
Customer E	2,762	12	2,517	13
Customer F	1,742	8	2,030	11
Customer G*	2,551	11	1,734	9
Customer H	3,219	14	3,220	17
Customer group A*	3,261	15	1,941	10

* Customer Group A includes customers G and other customers in the same group that individually do not meet the greater than 10% threshold

9. Retirement and Welfare Benefits

The full-time employees of the PRC subsidiaries are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan.  The PRC subsidiaries are required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was US$189,000 and US$212,000 for the two years ended March 31, 2009 and 2008, respectively.  The PRC subsidiaries are required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits.  The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees.

10. Related Party Transactions

The Group engages in business transactions with the following related parties:
a. Li Xiaofeng, a stockholder of T-Bay.
b. Li Meilian, a stockholder of T-Bay.

The Group has the following transactions and balances with related parties:-

	MARCH 31,
	2009	2008
	US$’000	US$’000

Other payable – Li Meilian	$285	$247

Long-term liabilities
Other payable – Li Meilian	$3,482	$3,404
Other payable – Li Xiaofeng	773	773
	$4,255	$4,177

The balances have no stated terms for repayment and are not interest bearing.  The payables to Li Meilian and Li Xiaofeng are not repayable within the next twelve months.

11. Other Operating Expenses

On March 20, 2009, Sunplus signed a compensation agreement with one of its major customer to compensate the customer for subcontracting fees and raw materials consumed for a defectively designed cell phone printed circuit board assembly (“PCBA”) of US$2,593,000.

On March 23, 2009, Sunplus signed another compensation agreement with another major customer to compensate it for subcontracting fees and raw materials consumed for another defectively designed cell phone PCBA of US$2,482,000.

Total compensation of US$5,075,000 was recorded as other operating expenses for the year ended March 31, 2009.

12. Commitments and Contingencies

a.	As of March 31, 2009, Sunplus leased office premises and staff quarters under several agreements expiring from 2010 to 2012.

Rental expenses for the two years ended March 31, 2009 and 2008 amounted to US$246,000 and US$439,000, respectively, and are included in general and administrative expenses in the consolidated statements of operations and comprehensive income.

The future minimum lease payments under the above-mentioned leases as of March 31, 2009 are as follows:-
US$’000
Year Ending March 31,

2010	$58
2011	38
2012	38

Total	$134

b.	As of March 31, 2009, the Group had capital commitments in relation to acquisition of intangible assets of US$27,000.

13. Discontinued Operations

On December 31, 2008, Sunplus entered into an agreement with Huizhou Liyin to sell its entire interest in Zhangzhou JiaXun.  The sales price of Zhangzhou JiaXun is RMB5,000,000 (US$724,000).  However, on March 10, 2009, pursuant to a supplemental agreement between Sunplus and Huizhou Liyin, Huizhou Liyin and Sunplus rescinded the original agreement.  On the same date, Sunplus entered into another agreement with Qiaoxing Telecom to dispose of all its interest in Zhangzhou JiaXun at a consideration of US$724,000 (RMB5,000,000).  The disposal criteria were met before March 31, 2009.  On April 9, 2009 legal title and ownership of Zhangzhou Jiaxun had been transferred (See Note 15).

On March 20, 2009, Sunplus disposed of its 80% interest in its subsidiary Fujian QiaoXing to Qiaoxing Telecom, a third party, for a consideration of RMB84,000,000 (US$12,230,000).

The following table summarises the result of these discontinued operations, net of income taxes.

Discontinued Operations (Fujian Qiaoxing and Zhangzhou Jiaxun)

	2009	2008
	US$’000	US$’000

Other revenue	$2	$-
Operating loss	90	379
Loss on disposal of Fujian Qiaoxing	2,730	-
Impairment loss on assets of discontinued operations	4	-
Net loss	$2,822	$379

The carrying values of the assets and liabilities of the disposal group classified as held for sale as at March 31, 2009 were as follows:

	MARCH 31, 2009	MARCH 31, 2008
	US$’000	US$’000

Fixed assets	$-	$748
Construction in progress	-	2,035
Land-use rights	-	10,647
Investment at cost	585	-
Goodwill	-	5,362
Deposits and other receivables	83	137
Due from minority shareholder	59	-
Cash and bank balances	1	25

	728	18,954
Impairment	(4)	-

Assets of discontinued operations	724	18,954
Liabilities of discontinued operations	-	(3,313)

Assets held for sales, net	$724	$15,641

Total consideration	$724	$-

14. New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact adopting SFAS No. 160 will have on its consolidated financial condition, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS No. 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will have an impact on the Company’s consolidated financial statements for any further acquisitions.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, or FSP FAS No. 157-1. FSP FAS No. 157-1 provides a scope exception from SFAS No. 157 for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, “Accounting for Leases” and other related accounting pronouncements. The Company adopted FSP FAS No. 157-1 effective October 1, 2008. Accordingly, the provisions of SFAS No. 157 will not be applied to lease transactions under SFAS No. 13 except when applying SFAS No. 157 to business combinations recorded by the Company.

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. The Company is in the process of evaluating the impact of applying FSP FAS 157-2 to nonfinancial assets and liabilities measured on a nonrecurring basis.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 expands and amends the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS No. 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. GAAP. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of the adoption of FSP FAS No. 142-3 on its consolidated financial statements.

14. New Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The statement identifies the sources of accounting principles and the framework to be used in preparation of financial statements of nongovernmental entities. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Other-Than- Temporary Impairments (“FSP FAS No. 115-2 and FAS No. 124-2”). FSP FAS No. 115-2 and FAS No. 124-2 amends the other-than-temporary impairment guidance in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of the adoption of FSP FAS No. 115-2 and FAS No. 124-2 on its financial statements.

15. Subsequent Event

On April 9, 2009, legal title of Zhangzhou JiaXun was transferred from Sunplus to Qiaoxing Telecom (see Note 13).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. In making this evaluation, our management considered the material weaknesses in our internal control over financial reporting as discussed below. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2009.  However, giving full consideration to the material weaknesses described below, we performed adequate analyses and procedures, including among other things, transaction reviews and account reconciliations, in order to provide assurance that our consolidated financial statements included in this annual report were prepared in accordance with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2009, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2009. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2009, we identified the following material weaknesses, which have not been fully remedied and continued to exist:

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

•
Our accounting staffs were not familiar with U.S. GAAP and SEC reporting requirements.  In addition, we did not maintain effective controls over the preparation and review of the period-end closing procedures to ensure the completeness and accuracy of the consolidated financial statements and that balances and disclosures reported in the consolidated financial statements reconciled to the underlying supporting schedules and accounting records.

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

In light of these material weaknesses management concluded that our internal control over financial reporting was not effective as of March 31, 2009.

However, giving full consideration to the material weaknesses described above, we performed adequate analyses and procedures, including among other things, transaction reviews and account reconciliations, in order to provide assurance that our consolidated financial statements included in this annual report were prepared in accordance with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

We have made certain changes in internal control over financial reporting during the fiscal year ended March 31, 2009, that have a material effect or, are reasonably likely to have a material effect, on our internal control over financial reporting.  In regard to the safeguarding of documentation, we have implemented procedures to safeguard all important documentation by purchasing new sets of safeguarding equipment to secure important documentation. We have also implemented the policy of reviewing all of our contracts and agreements and storing them properly.

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

Item 9B.	Other Information.

On January 9, 2009, the Company filed with the Commission a Form 8-K stating that on December 31, 2008, Sunplus, a 95% owned subsidiary of the Company had entered into an agreement with Huizhou Liyin to sell 100% of Sunplus’ interest in its wholly-owned subsidiary JiaXun. The purchase price was RMB5,000,000 with an initial payment of RMB500,000 and the remaining balance of RMB4,500,000 to be paid within 3 months following the completion of the transaction.

The filing also stated that Sunplus has entered into another agreement with Huizhou Liyin to sell 80% of Sunplus’ interest in its subsidiary Fujian QiaoXing. The purchase price was RMB84,000,000 with an initial payment of RMB2,000,000 and the remaining balance of RMB82,000,000 to be paid within 3 months following the completion of the transaction.

In March 2009, Sunplus terminated the agreement with Huizhou Liyin on acquisition of JiaXun and Fujian Qiao Xing and entered into another agreement with QiaoXing Telecommunication Industrial Company Limited to sell One Hundred Percent (100%) of JiaXun for RMB5,000,000 and Eighty Percent (80%) of Fujian QiaoXing for RMB84,000,000. The disposal of JiaXun and Fujian QiaoXing were completed on April 9 and March 20, 2009, respectively.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and officers, as of March 31, 2009, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Since

Xiaofeng Li	32	Director	August 2005

Wai Chiu Albert Leung *	52	Chief Financial Officer	September 2008

Jiancheng Fang	54	Independent Director	June 2008

Chao Jiang	38	Independent Director	June 2008

Chengning Zhang	46	Independent Director	June 2008

*Mr. Wai Chiu Albert Leung resigned on April 1, 2009 and was replaced by Mr. Xiangning Qin.

The following is a brief summary of the business experience of our management.

Mr. Xiaofeng Li, Chief Executive Officer and Director. Mr. Li holds a Bachelor Degree from Shanghai University, Industrial Design Department. From August 1998 to February 2001, Mr. Li was employed by Inventec Appliances Corp. where he was an Industrial Designer.  From 2001 to March 2002, Mr. Li was employed by Shanghai Fanna Industrial Product Design Co., Ltd. as executive director and general manager.  Since April 2002, Mr. Li has been Chairman of the Board of Shanghai Sunplus Communication Technology Co., Ltd.

Mr. Xiaofeng Li was first appointed Chief Executive Officer of the Company in August 2005, resigned from the office of Chief Executive Officer in June 2008 and was re-appointed Chief Executive Officer in April 2009.

Wai Chiu Albert Leung, Former Chief Financial Officer
Mr. Leung prior to joining the Company, served as CFO of Qiao Xing Universal Telephone, Inc. (NASDAQ:XING) from December 2003 to August 2008. Mr. Leung served as Consultant for AB Management Consulting Company, Hong Kong from March 2001 to December 2003; his duties included: accounting services, tax compliance and finance for small and medium enterprises, designing and implementing tailor-made accounting computer software packages for clients and proved financial services (mainly US-based external financial reporting) to Mainland Chinese businesses quoted on the OTCBB.

Mr. Leung served in various financial oversight responsibilities since February 1985, including from February 1985 to September 1988 as Group Internal Auditor for L’Air Liquide S.A., from September 1988 to February 1990 as Finance Director for Liquid Air Far East Ltd. (subsidiary of L’Air Liquide S.A.), from May 1990 to December 1994 as Tax & Accounts Manager for Dragages Et Travaux Public (HK) Ltd. (part of Bouygues Group), from January 1995 to May 1997 as Financial Controller for BYME Engineering (HK) Ltd. (also part of Bouygues Group), from May 1997 to August 1998 as CFO - Asia for DMC Group and from November 1999 to October 2000 as Regional Financial Controller for Euro RSCG Asia Pacific. Prior to 1985, Mr. Leung served as a Junior then Assistant Auditor, from July 1980 to October 1981, with Deloitte, Haskins & Sells, Hong Kong.

Mr. Leung is a member of the Association of Chartered Certified Accountants of Great Britain and Hong Kong Institute of Certified Public Accountants. Mr. Leung holds a Diplome de l’Ecole des Hautes Etudes Commerciales (Master of Science in Management) from l’Ecole des Hautes Etudes Commerciales of France and a Higher Diploma in Accountancy from Hong Kong Polytechnic.

Mr.Leung resigned on April 1, 2009.

Xiangning Qin, Chief Financial Officer
Mr. Qin currently serves as the Financial Director of Shanghai Sunplus Communication Technology Co., Ltd..  From 2000 to 2006, Mr. Qin was employed by Guangxi Liugong Machinery Co., Ltd. (SZSE: 000528), a Top 500 enterprise in China, serving as the Accounting Manager, Accounting Director and Internal Auditor during the six years with Guangxi.  Mr. Qin holds a Bachelors Degree of Accounting from Zhongnana University of Economics and Law.  Mr. Qin also holds a Certificate of Assistant Auditor and Certificate of Medium Level Accountant. Mr. Qin was appointed as Chief Financial Officer on April 1, 2009.

Jiancheng Fang (Independent Director)
Dr. Jiancheng Fang, Doctoral Supervisor, is the Chief of College of Optoelectronic Engineering and Vice-Chief of R&D Center of Information and Control in Beijing University of Aeronautics and Astronautics. Dr. Fang has been the First and Second place winner of the National Tech & Invention Award and has received the National Science Fund. He is now in charge of nine National Science Projects, three of which are included in “National 863 Plan Program”. He is the member of Electric Control & Testing Standards Department in State Administration of Science Technology and Industry for National Defense.

Chao Jiang (Independent Director)
Mr. Chao Jiang, current serves as the Executive Director, the chief Financial Officer, and Vice President of China Wireless Technologies Limited (02369.HK) since June 2002. With more than 15 years experience in accounting and finance, he is an associate member of the Association of Chartered Certified Accountants and a Certified Public Accountant in the PRC. Previously, he worked for the State Audit Bureau. Mr. Jiang has also worked for Qiaoxing Electronic Company Limited and Shenzhen Zhong Xing Xin Telecom Equipment Company Limited (00763.HK). Mr. Jiang obtained a Bachelor Degree in Economics from Sun Yat-Sen University in 1991.

Chengning Zhang (Independent Director)
Chengning Zhang, Doctor Tutor for the Beijing Institute of Technology, is an expert in “vehicle electric control” & “Electric Power System”. He has dedicated his research to the study of Electric Power Control System, Battery Management System and Battery Charge System. Mr. Zhang is the head of one of “National 863 Plan Program” and the holder of 4 national patents. More than 20 of his essays have been published in professional journals in China and overseas. He also was the Co-Editor of the first professional book of “Electric Vehicle” in China.

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

AUDIT COMMITTEE

As noted on the Form 8-K filed with the Commission on August 15, 2008, on August 13, 2008, the Board of Directors approved the creation of an Audit Committee and its Charter. Furthermore, the Board appointed Mr. Chao Jiang, independent director and financial expert, and Mr. Chengning Zhang, independent director, to the Audit Committee, thus ensuring that it has a qualified "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 407(d) of Regulation S-K.

CODE OF ETHICS

As noted on the Form 8-K filed with the Commission on August 15, 2008, on August 15, 2008, the Board of Directors approved a Business Code of Conduct and a Financial Code of Conduct (collectively the “Codes”). Our Codes define the standard of conduct expected by our officers, directors and employees.  The Codes were filed as Exhibits 14.1 and 14.2 to our Form 8-K filed with the Commission on August 15, 2008 and are incorporated herein by reference.

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

Background and Compensation Philosophy

There are altogether five (5) persons acting individually either as a director or an executive officer or both in our Company:  (1) Mr. Xiaofeng Li, our Chief Executive Officer and director, and beneficial owner of 6.64 % of our common stock; (2) Mr. Xiangning Qin, our Chief Financial Officer, (3) Mr. Jiancheng Fang, our independent director; (4) Mr. Chao Jiang, our independent director and (5)Chengning Zhang, our independent director. Our board of directors have historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success.  Each of the named officers will be measured by a series of performance criteria by the board of directors, or the compensation committee when it is established, on a yearly basis.  Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our board of directors have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers.  Mr. Li has been and may continue to be involved when our board of directors deliberates compensation issues related to his or Mr. Qin’s compensation.

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

Base Salary

The yearly base salary of Mr. Xiaofeng Li for the fiscal years ended March 31, 2009 and 2008 was $61,000 and $61,000, respectively.  Mr. Xiangning Qin received $11,000 and $7,000 for the fiscal years ended March 31, 2009 and March 31, 2008, respectively.  He was appointed as CFO on April 1, 2009. Mr. Jie Shi received $Nil during the fiscal years ended March 31, 2009. He was appointed as the CEO in June 2008 and resigned in March 2009. Mr. Wai Chiu Albert Leung received $26,000 for the fiscal years ended March 31, 2009.  He served as CFO from September 2008 to April 2009. Mr. Murry Zuhe Xiao received $23,000 and $46,000 for the fiscal years ended March 31, 2009 and March 31, 2008, respectively.  He served as CFO from August 2005 to September 2009.

Discretionary Bonus

We have not provided our executive officers with any discretionary bonuses at the moment but our board of directors may consider the necessity of such a scheme in the future based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success~~.~~

Equity Incentives

We have not established an equity based incentive program and have not granted stock based awards as a component of compensation.  In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted if our board of directors determines that it is in the best interests of our stockholders and the Company to do so.

Retirement Benefits

One of our executive officers, namely, Xiaofeng Li, the Chief Executive Officer in Shanghai participates in the government –mandated multi-employer defined contribution retirement plan.

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

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Bonus Shares ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaofeng Li	2009	61,000	-	-	-	-	-	6,400	67,400
Chief Executive Officer	2008	61,000	-	-	-	-	-	5,200	66,200

Murry Zuhe Xiao	2009	23,000	-	-	-	-	-	-	23,000
EX-Chief Financial Officer	2008	46,000	-	-	-	-	-	-	46,000

Xiangning Qin	2009	11,000	-	-	-	-	-	-	11,000
Chief Financial Officer	2008	7,000						-	7,000
								-
Wai Chiu Albert Leung	2009	26,000	-	-	-	-	-	-	26,000
Ex-Chief Financial Officer

Jie Shi	2009	-	-	-	-	-	-	-	-
Ex-Chief Executive Officer

SERVICE AGREEMENTS WITH DIRECTORS AND EXECUTIVE OFFICERS

We will bear all travelling and travel-related expenses, entertainment expenses and other out-of-pocket expenses reasonably incurred by Mr. Li and Mr. Qin in the process of discharging their respective duties on our behalf.

Except as disclosed herein, we have no other existing or proposed agreements with any of our officers and directors.

BONUSES AND DEFERRED COMPENSATION

We do not have an incentive bonus plan at this time.

We do not have any deferred compensation or retirement plans. We do not have a compensation committee; all decisions regarding compensation are determined by our entire board of directors.

OPTION GRANTS IN THE LAST FISCAL YEAR

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year 2009. As of March 31, 2009, Mr. Xiaofeng Li, a director, owned 1,998,237 shares of common stock in our Company, which represented 6.64% of the total number of shares issued and outstanding.

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

Our Board of Directors receives no compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership - Certain Beneficial Owners

Beneficial ownership is shown as of June 24, 2009, for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended March 31, 2009, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at Room 917, YongSheng Building, ZhongShan Xi Road, Xuhui District, Shanghai, China.

Security Ownership - Certain Beneficial Owners

No individual shareholder, outside of those listed below in “Security Ownership – Management” held 5% or more of the Company’s stock as of June 24, 2009.

Security Ownership – Management

Amount
		And			Percentage
		Nature of			of Class
		Beneficial			Beneficially
Beneficial Owner (including address)	Title of class	Ownership (1)		Total	Owned

Xiaofeng Li (2)(3)	Common	1,998,237	D	1,998,237	6.64%
9th Fl, YongSheng Building Xhong Shang Xi Road Xuhui District, Shanghai, China

Xiangning Qin (2)	-	-		-	-
9th Fl, YongSheng Building Xhong Shang Xi Road Xuhui District, Shanghai, China

Jiancheng Fang (3)	-	-		-	-
9th Fl, YongSheng Building Xhong Shang Xi Road Xuhui District, Shanghai, China

Jiang Chao (3)	-	-		-	-
9th Fl, YongSheng Building Xhong Shang Xi Road Xuhui District, Shanghai, China

Chengning Zhang (3)	-	-		-	-
9th Fl, YongSheng Building Xhong Shang Xi Road Xuhui District, Shanghai, China

Officers and Directors as a group Five (5) People	Common	17,948,237		17,948,237	59.65%

Notes:

(1)	(D) stands for direct ownership; (I) stands for indirect ownership

(2)	Officer

(3)	Director

Changes in Control

There are no arrangements, known to the Registrant, including any pledge by any person of securities of the Registrant which may at a subsequent date result in a change in control of the Registrant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

None.

Director Independence

As of March 31, 2009, the Board of Directors consisted on four (4) members: Mr. Xiaofeng Li, Mr. Jiancheng Fang, Mr.Chao Jiang and Mr.Chengning Zhang. Mr. Jiancheng Fang, Mr.Chao Jiang and Mr.Chengning Zhang meet the requirement to be considered “independent” as defined by Rule 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by Moore Stephens for professional services rendered for the years ended March 31, 2009 and 2008:

Service	2009	2008
Audit Fees	$154,000	$154,000

Audit Related
Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

TOTAL	$154,000	$154,000

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

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The financial statements and notes are listed in the Index to Financial Statements on page F-1 of this Report.

(a)(2) Exhibits

14	* Business Code of Conduct and Financial Code of Conduct (Exhibit 14.1 and 14.2 to Form 8-K filed with the Commission on August 15, 2008)

21       *Subsidiaries List

31.1    *Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

31.2    *Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

32.1    *Certificate pursuant to 18 U.S.C. ss. 1350 for Xiaofeng Li, Chief Executive Officer

32.2    *Certificate pursuant to 18 U.S.C. ss. 1350 for Xiangning Qin, Chief Financial Officer

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

T-BAY HOLDINGS, INC.

/s/ Xiaofeng Li
Dated: July 13, 2009	Xiaofeng Li, Chief Executive Officer (Principal executive officer)

/s/ Xiangning Qin
Xiangning Qin, Chief Financial Officer (Principal financial officer)
Dated: July 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 14, 2009.

Each person whose signature appears below constitutes and appoints Xiaofeng Li and Xiangning Qin as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Xiaofeng Li	Chief Executive Officer
Xiaofeng Li	(Chief principal officer) and Director

/s/ Xiangning Qin
Xiangning Qin	Chief Financial Officer (Chief financial officer)

/s/ Jiancheng Fang
Jiancheng Fang	Director

/s/ Chao Jiang
Chao Jiang	Director

/s/ Chengning Zhang
Chengning Zhang	Director