Form 10-Q
period 2009-06-30
T BAY HOLDINGS INC
filed 2009-08-17
CIK 868689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009

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
Yes√      No ☐

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
Yes  ☐   No √

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 14, 2009 was 30,088,174 shares, all of one class of $0.001 par value Common Stock.

T-BAY HOLDINGS, INC.
FORM 10-Q
Quarter Ended June 30, 2009

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

PART 1.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009
(In thousands of United States dollars)

	Note(s)	JUNE 30, 2009	MARCH 31, 2009
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$15,377	$20,493
Notes receivable		-	37
Accounts receivable, net		15,105	14,361
Prepayments, deposits and other receivables, net		12,940	13,694

Total current assets		43,422	48,585

PROPERTY, PLANT AND EQUIPMENT, NET	3	2,253	2,493
INTANGIBLE ASSETS, NET	4	59	65
ASSETS OF DISCONTINUED OPERATIONS	10	-	724

TOTAL ASSETS		$45,734	$51,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$368	$466
Accruals and other payables
Related parties	8	285	285
Third parties		1,445	1,412
Receipts in advance		158	990
Income tax payable		-	262

Total current liabilities		2,256	3,415

LONG-TERM LIABILITIES
Due to shareholders	8	4,255	4,255

Total liabilities		6,511	7,670

COMMITMENTS AND CONTINGENCIES	9

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value $0.001, issued and outstanding Nil		-	-
Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding 30,088,174		30	30
Additional paid-in capital		1,462	1,462
Public welfare fund		2,109	2,109
Statutory surplus fund		4,219	4,219
Retained earnings		23,430	28,303
Accumulated other comprehensive income		5,820	5,806

Total stockholders’ equity		37,070	41,929

NON-CONTROLLING INTEREST		2,153	2,268

TOTAL EQUITY		39,223	44,197

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$45,734	$51,867
The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(In thousands of United States dollars, except per share data)

	Note(s)	THREE MONTHS ENDED JUNE 30,
		2009	2008

NET REVENUE		$9,426	$11,133

COST OF REVENUE		8,815	6,166

GROSS PROFIT		611	4,967

OPERATING EXPENSES
Selling expenses		33	65
General and administrative expenses		5,587	729

TOTAL OPERATING EXPENSES		5,620	794

(LOSS)/INCOME FROM OPERATIONS		(5,009)	4,173

OTHER INCOME		21	274
GAIN ON DISPOSAL OF A SUBSIDIARY		7	-

(LOSS)/INCOME BEFORE INCOME TAX		(4,981)	4,447

INCOME TAX: CURRENT	5	(7)	(856)

NET (LOSS)/INCOME		(4,988)	3,591

Less: Net loss/(income) attributable to non-controlling interest		115	(138)

NET (LOSS)/INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS		(4,873)	3,453

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		14	1,020

COMPREHENSIVE (LOSS)/INCOME		$(4,859)	$4,473

WEIGHTED AVERAGE NUMBER OF SHARES (in thousands)		30,088	30,088

(LOSS)/EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCK HOLDERS (in dollars)		$(0.16)	$0.11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended June 30, 2009
(In thousands of United States dollars)
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	PUBLIC WELFARE FUND	STATUTORY SURPLUS FUND	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
		No. of shares

Balance, April 1, 2009	30,088,174	30	$1,462	$2,109	$4,219	$28,303	$5,806	$41,929
Net loss	-	-	-	-	-	(4,873)	-	(4,873)
Foreign currency translation adjustment	-	-	-			-	14	14

Balance, June 30, 2009	30,088,174	30	$1,462	$2,109	$4,219	$23,430	$5,820	$37,070

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2009 and 2008
 (In thousands of United States dollars)

	FOR THE THREE MONTHS ENDED JUNE 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income attributable to common stockholders	$(4,873)	$3,453
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation	225	242
Amortization	6	9
Non-controlling interest	(115)	138
Gain on disposal of a subsidiary	(7)	-
Loss on disposal of property, plant and equipment	3	-
Allowances for doubtful trade and other receivables	4,003	138

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(4,663)	1,067
Decrease in prepayments, deposits and other receivables	1,438	282
Increase in inventories	-	(28)
(Decrease)/increase in accounts payable	(98)	143
Increase in accruals and other payables	33	57
Decrease in receipts in advance	(832)	(818)
Decrease in income tax payable	(262)	(645)

Net cash (used in)/provided by operating activities	(5,142)	4,038

CASH FLOWS FROM INVESTING ACTIVITES

Proceeds received from disposal of property, plant and equipment	12	-

Net cash provided by investing activities	12	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

Sunplus was established on October 17, 2002 under the laws of the People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices.  Sunplus commenced operations on May 1, 2003.  At June 30, 2009, Sunplus has approximately 80 staff, mostly engineers and software programmers.

On February 12, 2007, Sunplus established a wholly-owned subsidiary, Zhangzhou JiaXun Communication Facility Co., Ltd. (“Zhangzhou JiaXun”) under the laws of the PRC.  Zhangzhou JiaXun is an investment holding company. On April 9, 2009, Sunplus disposed of Zhangzhou JiaXun to Qiaoxing Telecommunication Industry Company Limited (“QiaoXing Telecom”), a third party, at a consideration of US$731,000 (RMB5,000,000).

On March 19, 2007, Sunplus and Zhangzhou JiaXun acquired 80% and 20%, respectively, of Fujian Qiaoxing Industry Co., Ltd. (“Fujian Qiaoxing”).

On March 20, 2009, Sunplus disposed of its 80% interest in Fujian Qiaoxing to Qiaoxing Telecom at a consideration of US$12,230,000 (RMB84,000,000).

As of June 30, 2009, the Group structure is as follows:-

2. Summary of Significant Accounting Policies

(a) Basis of Preparation

The accompanying unaudited consolidated financial statements of T-Bay and its subsidiaries (collectively referred to as the “Group”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim period presented.  All adjustments are of a normal recurring nature.  These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of T-Bay for the year ended March 31, 2009 and notes thereto contained in the Form 10-K as filed with the Securities and Exchange Commission.  The results of operations for the three months ended June 30, 2009 are not necessarily indicative of the results for the full fiscal year ending March 31, 2010.

(b) Basis of Consolidation

The unaudited consolidated balance sheet as of June 30, 2009 and the unaudited consolidated statement of operations for the three months ended June 30, 2009 include T-Bay, Wise Target, Amber Link and Sunplus. The unaudited consolidated statement of operations for the three months ended June 30, 2008 also included Zhangzhou JiaXun and Fujian Qiaoxing.

As mentioned in Note 1, Zhangzhou JiaXun was disposed of on April 9, 2009, therefore, the financial position of Zhangzhou JiaXun has been presented as assets of discontinued operations as of March 31, 2009.

(c) (Loss)/ Earnings Per Share

Basic (loss)/earnings per share is computed by dividing the (loss)/earnings for the period by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for the period, if dilutive.  There are no common stock equivalents outstanding for any period presented.

3. Property, Plant and Equipment, Net

	JUNE 30, 2009	March 31, 2009
	US$’000	US$’000
	(Unaudited)	(Audited)
Cost
Machinery	$4,776	$4,859
Office equipment	138	138
Motor vehicles	56	56
	4,970	5,053
Accumulated depreciation
Machinery	2,575	2,426
Office equipment	101	95
Motor vehicles	41	39
	2,717	2,560
Carrying value
Machinery	2,201	2,433
Office equipment	37	43
Motor vehicles	15	17
	$2,253	$2,493

4. Intangible Assets, Net

Changes in the carrying amount of intangible assets for the three months ended June 30, 2009 were as follows:

	Software	Patent	Total
	US$’000	US$’000	US$’000
Cost:
Balance, March 31, 2009 and June 30, 2009	$183	$4	$187

Less: Accumulated amortisation
Balance, March 31, 2009	(119)	(3)	(122)
Amortisation expenses	(6)	-	(6)

Balance, June 30, 2009	(125)	(3)	(128)

Net balance, June 30, 2009	$58	$1	$59

Amortization expense for each of the three months ended June 30, 2009 and 2008 was approximately $ 6,000      and $9,000, respectively. The estimated amortization expense for the nine months ending March 31, 2010 and the four years ending March 31, 2011, 2012, 2013 and 2014 amounts to approximately US$17,000, US$22,000, US$18,000, US$2,000 and US$ nil, respectively.

5. Income Taxes

Amber Link and Wise Target are not subject to income taxes in any tax jurisdiction.

No provision for current income tax for T-Bay has been made as it incurred a loss for each of the three months ended June 30, 2009 and 2008, respectively.

Sunplus is subject to PRC Income Tax. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25%.

Zhangzhou JiaXun and Fujian Qiaoxing were inactive during each of the period ended June 30, 2009 and 2008, respectively.

A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	THREE MONTHS ENDED JUNE 30,
	2009	2008
	US$’000	US$’000

(Loss)/income before income tax	$(4,981)	$4,447

Income tax (benefit)/expense on pretax income at statutory rate	(1,694)	1,512
Effect of different tax rates of subsidiary operating in other jurisdictions	1,111	(625)
Tax effect of non-taxable income	-	(56)
Change in valuation allowance	583	25
Under-provision in prior period	7	-

Income tax	$7	$856

As of June 30, 2009, T-Bay had accumulated net operating loss carryforwards for United States federal tax purposes of approximately US$5,650,000, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at June 30, 2009.  The net operating loss carryforwards expire in years 2012 through 2029.

As of June 30, 2009, deferred tax assets consist of:-
JUNE 30, 2009
US$’000

Net operating loss carryforwards	$5,010
Less: valuation allowance	(5,010)
$-

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

At June 30, 2009 and March 31, 2009, the Group had credit risk exposure of uninsured cash in banks of approximately US$ 15,377,000 and US$20,493,000, respectively.

A substantial portion of revenue was generated from one group of customers for the three months ended June 30, 2009 and 2008.

The net sales to customers representing at least 10% of net total sales are as follows:-

	THREE MONTHS ENDED JUNE 30,
	2009		2008
	US$’000%		US$’000%

Customer A	$1,561	17	$837	8
Customer C	920	10	571	5
Customer D	856	9	1,997	18
Customer E	-	-	2,181	20
Customer F	-	-	2,021	18
Customer G*	1,806	19	814	7
Customer H*	1,907	20	-	-
Customer I	1,248	13	-	-
Customer group A*	3,713	39	814	7

*At June 30, 2009 and March 31, 2009, this group of customers accounted for 23% and 15%, respectively, of accounts receivable.  The accounts receivable have repayment terms of not more than twelve months.  The Group does not require collateral to support financial instruments that are subject to credit risk.

The following customers had balances greater than 10% of the total accounts receivable as of June 30, 2009 and March 31, 2009:

	JUNE 30, 2009		MARCH 31, 2009
	US$’000%		US$’000%

Customer A	$4,628	16	$3,505	16
Customer B	2,485	9	2,762	12
Customer C	3,781	13	3,219	14
Customer D	2,722	10	2,241	10
Customer E	2,625	9	2,808	13
Customer G*	4,005	14	2,551	11
Customer group A*	6,411	23	3,261	15

* Customer Group A includes customers G and H.

7. Retirement and Welfare Benefits

The full-time employees of the PRC subsidiaries are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan.  The PRC subsidiaries are required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was US$41,000 and US$83,000 for the three months ended June 30, 2009 and 2008, respectively.  The PRC subsidiaries are required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits.  The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees.

8. Related Party Transactions

The Group engages in business transactions with the following related parties:
a. Li Xiaofeng, a director and stockholder of T-Bay.
b. Li Meilian, a stockholder of T-Bay.

The Group has the following transactions and balances with related parties:-
	JUNE 30, 2009	MARCH 31, 2009
	US$’000	US$’000
	(Unaudited)	(Audited)

Other payable – Li Meilian	$285	$285

Long-term liabilities
Other payable – Li Meilian	$3,482	$3,482
Other payable – Li Xiaofeng	773	773
	$4,255	$4,255

The balances have no stated terms for repayment and are not interest bearing.  The payables to Li Meilian and Li Xiaofeng are not repayable within the next twelve months.

9. Commitments and Contingencies

a.           As of June 30, 2009, Sunplus leased office premises and staff quarters under several agreements expiring from 2010 to 2012.

Rental expenses for the three months ended June 30, 2009 and 2008 amounted to US$22,000        and US$95,000, respectively, and are included in general and administrative expenses in the consolidated statements of operations and comprehensive income.

The future minimum lease payments under the above-mentioned leases as of June 30, 2009 are as follows:-

Year Ending March 31,	US$’000

2010	$43
2011	38
2012	38
Total	$119

b.	As of June 30, 2009, the Group had capital commitments in relation to acquisition of intangible assets of US$27,000.

10. Disposal of a subsidiary

On April 9, 2009, Sunplus disposed of its 100% interest in Zhangzhou JiaXun to Qiaoxing Telecom at a consideration of US$731,000 (RMB5,000,000).

Disposal of subsidiary	April 9, 2009
US$’000

Net assets disposed:-
Investment at cost	$585
Other receivables	83
Due from minority shareholder	59
Cash and bank balances	1

Net assets disposed	728

Impairment	(4)

Assets of discontinued operations	724
Consideration satisfied by cash	731

Gain on disposal of a subsidiary	$7

An analysis of the net inflow of cash and cash equivalents in respect of the disposal of Zhangzhou Jiaxun is as follows:-

US$’000
Cash and bank balances disposed	$(1)
Cash consideration received	731

Net cash inflow	$730

The carrying values of the assets of the disposal group classified as held for sale as at March 31, 2009 were as follows:

MARCH 31, 2009
US$’000
(Audited)

Investment at cost	$585
Deposits and other receivables	83
Due from minority shareholder	59
Cash and bank balances	1

728
Impairment	(4)

Assets of discontinued operations	$724

11. New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”, or SFAS No. 165, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No.165 is effective after June 15, 2009. The adoption of SFAS No. 165 had no material effect on the Company’s financial statements. We have evaluated subsequent events through August 14, 2009, the date the consolidated financial statements were issued.  We have not identified any items requiring disclosure.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS No. 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. GAAP. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 142-3 had no material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The statement identifies the sources of accounting principles and the framework to be used in preparation of financial statements of nongovernmental entities. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Other-Than- Temporary Impairments (“FSP FAS No. 115-2 and FAS No. 124-2”). FSP FAS No. 115-2 and FAS No. 124-2 amends the other-than-temporary impairment guidance in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of SFAS No. 115-2 and FAS No. 124-2 had no material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”, or FSP No. 157-4. FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of FSP No. 157-4 had no material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP No. 141R-1. FSP No. 141R-1 amends the provisions in SFAS No. 141 (Revised) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141 (Revised) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP No. 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS No. 141 (Revised). The adoption of SFAS No. 141R-1 had no material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, or SFAS No. 166. SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of the adoption of SFAS No. 166 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, or SFAS No. 167, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of the adoption of SFAS No. 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, or SFAS No. 168, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS No. 168 is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following review concerns the three months ended June 30, 2009, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K for the year ended March 31, 2009.

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

On March 19, 2007, Sunplus and Zhangzhou JiaXun acquired 80% and 20%, respectively, of Fujian Qiaoxing Industry Co., Ltd. (“Fujian Qiaoxing”).  On March 20, 2009, Sunplus disposed of its 80% interest in Fujian Qiaoxing to Qiaoxing Telecommunication Industry Company Limited (“Qiaoxing Telecom”), a third party, at a consideration of $12,230,000 (RMB84,000,000).

In March 2009, Wise Target transferred all its holdings (75%) in Sunplus to Amber Link for $2,885,000 (HK$22,500,000).

On April 9, 2009, Sunplus disposed of Zhangzhou JiaXun to Qiaoxing Telecom, a third party, at a consideration of $731,000 (RMB5,000,000).

We conduct our business through our 95% owned subsidiary, Sunplus, a Sino-foreign joint venture established in China in 2002, which provides a wide span of mobile handset design and other services to leading mobile handset brand owners in China.  Sunplus also provides total solution services to its customers, starting from new product concept identification, handset exterior design, hardware and software design, material procurement, production, and after-sale maintenance services. Historically, our customers included multinational brand names such as Motorola, NEC, Siemens, China Telecom, Panasonic and Alcatel. We also conduct our business through Amber Link. Our major customers in China in fiscal year ended March 31, 2009 were Shenzhen Henkai Co. Ltd., Shenzhen Xuanhua Electronic Technology Co. Ltd., Shenzhen Naide Technology Co., Ltd., Beijing Hocom Co., Ltd. and Huizhou QiaoXing Development Co., Ltd.

We focus on the vast wireless telecommunication market in China. By working closely with top technology partners, we provide tailored mobile handset design solution services according to our customers’ specifications. We believe we have strong capabilities to design mobile handsets to support a broad range of wireless communications standards, baseband platforms and components. We also provide production support to facilitate our customers’ manufacturing and supply chain management processes. In addition, our special project teams work closely with our customers to monitor and coordinate the progress of each new design project. To further strengthen our presence in the market, we work with our customers in providing customized handset solutions to mobile service operators. We believe the design solutions and services provided by us can help our customers in enhancing competitive strength and gaining market share.

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

Auto Mobile wireless device design:  In June 2008, we developed a GPS device and Tire Pressure Monitor System (TPMS) sensors. We are capable of designing other devices and systems related to the automobile wireless technology.

Railway wireless system design:  We developed GSM-R device and system for railway network. We are capable of developing devices and systems related to railway wireless technology.

Other Design Services: We also provide design services in relation to the design of other electronic devices based on wireless technology, such as design in GPS device and  Radio Frequency design.

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

Quick Market Response

We pursue a market-oriented product development strategy, grasping end-users’ preferences and tastes. Our experience and expertise enables us to complete a design solution in only two to three months, as our goal is to ensure our designs are one step ahead of our competitors and leading market trends.

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

Current Business Development

During the three months ended June 30, 2009, we have developed W-CDMA, TDS-CDMA solutions special for China Market. We kept working closely with strategic partners VIA, MTK, Anyka, Infineon, Skyworks and other technology partners. As the telecommunication industry in China was affected by the global financial crisis, we postponed long-term projects.

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

Sales and marketing

Our sales force consists of approximately 15 salespeople and support personnel. Most of them have many years of experience in the telecommunication industry. They are responsible for establishing and maintaining client relationships, trying to fulfill customers’ special needs, and introducing new technologies and applications in the telecommunications field.

Intellectual Property

We believe protection of our intellectual property rights is extremely important for our continuous success. As of June 30, 2009, we have registered 17 patents, of which 15 have been approved. All of them are patents for product appearance. Besides, we have registered six copyrights for software. All of them are games and applications for mobile phone.

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

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

Overview

For the three months ended June 30, 2009, our net revenue decreased by $1,707,000  from $11,133,000 for the three months ended June 30, 2008  to $9,426,000, which represented a 15% decrease. Our net results changed from a profit of $3,453,000 to a loss of $4,873,000. We recorded  a loss per share of $0.16  for the three months ended June 30, 2009, compared to earnings per share of $0.11 for the three months ended June 30, 2008.

Net Revenue

	Three months ended June 30,
(in thousand US dollars)		2009		2008
	Growth%	Amount	%	Amount	%
Sales of mobile phone components	37%	9,221	98%	6,731	60%
Revenue from design services	-95%	205	2%	4,402	40%
NET REVENUE	-15%	9,426		11,133

Our net revenue was $9,426,000 for the three months ended June 30, 2009, a decrease of $1,707,000, or 15%, from $11,133,000 for the same period in the previous year. Revenue from sales of mobile phone components was $9,221,000 compared to $6,731,000 in the same period of the previous fiscal year, representing a 37% increase. Revenue from design services decreased to $205,000  from $4,402,000  in the same period of the previous fiscal year, representing a 95% decrease.

Our net revenue decrease mainly resulted from the decrease in design services, which was partially compensated by an increase in sales of mobile phone components.  As a result, the percentage of our revenue from sales of mobile phone components increased significantly, as compared with the same period last year.

For the three months ended June 30, 2009, revenue from design services represented 2% of total revenue, while revenue from sales of mobile phone components was 98%, compared to 40% from design services and 60% from sales of mobile phone components in the three months ended June 30, 2008.

Detailed information on sale of mobile phone components

Sales of mobile phone components (PCB and PCBA, the key components in the manufacture of mobile handsets) increased from $6,731,000 to $9,221,000, representing a 37% increase. The increase was largely the result of the transfer of orders from design services to mobile phone components. For customers who would like to delay their cash outflow to relieve the strain on their finances, they would buy mobile phone components rather than design services.

We design and manufacture PCB and provide PCBA according to our customers’ specifications. Besides revenue from selling PCB and PCBA to our customers, we charged royalty fees by the number of PCB and PCBA we provided. We manufactured more PCB and PCBA for our customers in the three months ended June 30, 2009 when compared with the three months ended June 30, 2008.

Detailed information on revenue from design services

Revenue from design services decreased from $4,402,000 for the three months ended June 30, 2008 to $205,000, representing a 95% decrease. In the three months ended June 30, 2009, there was a drastic reduction of customer orders for design services.  As a result of the global financial crisis, demand in the Mainland China market, as well as the overseas market, has shrunk since the second half of the fiscal year ended March 31, 2009.  Also, since customers would like to delay their cash outflow to relieve the strain on their finances, they would buy mobile phone components rather than design services.

Cost of Revenue

For the three months ended June 30, 2009, cost of revenue increased to $8,815,000 from $6,166,000 for the three months ended June 30, 2008, representing a 43% increase.  Cost of revenue primarily consisted of purchase cost of raw and processed materials, costs of salaries of engineers and designers, and research and development (“R&D”) expenses.  The increase was largely the result of the transfer of orders from design services, for which cost of revenue is relatively low, to mobile phone components, for which cost of revenue is relatively high.

Gross Profit

Our gross profit was $611,000 for the three months ended June 30, 2009 compared to $4,967,000 for the three months ended June 30, 2008, representing an 88% decrease. The decrease in gross profit was mainly attributable to the significant decrease in revenue from design services with high profit margin.

Operating Expenses

Operating expenses consisted of selling expenses and general and administrative (G&A) expenses.  For the three months ended June 30, 2009, operating expenses were $5,620,000, as compared to $794,000 for the three months ended June 30, 2008, representing a 608% increase

Detailed information of operating expenses for the three months ended June 30, 2009 is as follows:

	Three months ended June 30,
(in thousand US dollars)		2009		2008
	Growth%	Amount	% of net revenue	Amount	% of net revenue
G&A expenses	666%	5,587	59%	729	6%
Selling expenses	-49%	33	1%	65	1%
Operating expenses	608%	5,620	60%	794	7%

Operating expenses during the three month ended June 30, 2009 were $5,620,000, or 60% of revenue, compared to $794,000, or 7% of revenue for the three months ended June 30, 2008.  The significant increase was mainly attributed to the increase in G&A expenses.

G&A expenses were $5,587,000, or 59% of revenue, compared to $729,000, or 6% revenue for the three months ended June 30, 2008.  The significant increase in G&A expenses was mainly due to the increase in allowance for doubtful receivables.

We increased the allowance for doubtful receivables by $4,003,000 for the three months ended June 30, 2009 as compared to $138,000 for the three months ended June 30, 2008.  An allowance for doubtful receivables is maintained for all customers based on a variety of factors, including the overall economy and industrial condition, length of time the receivables are past due, significant one-time events and historical experience.  For the three months ended June 30, 2009, particular consideration was given to the increased credit risk due to the current economic downturn.

Selling expenses decreased from $65,000 to $33,000.  The decrease was mainly attributable to less marketing-related expenses in keeping with a shrinking business.

(Loss) / Income from Operations
Loss from operation was $5,009,000 for the three months ended June 30, 2009, compared to income of $4,173,000 for the same period in the previous year.  The decrease was mainly attributable to the decrease of revenue in design service and increase of allowance for doubtful receivables.

Non-controlling Interests

Non-controlling interests represented the portion of (loss) / income of Sunplus that we do not own. For the three months ended June 30, 2009, non-controlling interests were attributable to the 5% of the equity interest of Sunplus owned by Shanghai Fanna.

Income Tax

Sunplus is subject to PRC Enterprise Income Tax.  Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai was 25% as of January 1, 2008.  It was 27% prior to January 1, 2008.

For the three months ended June 30, 2009, Sunplus made an income tax provision $7,000, compared to $856,000 in the three months ended June 30, 2008.  The decrease was mainly due to the decrease in taxable profits.

Fujian QiaoXing and JiaXun were inactive and were not subject to any income tax in the three months ended June 30, 2009 and 2008.

Net( loss) /Income attributable to common stockholders

As a result of the above items, net loss attributable to common stockholders was $4,873,000 for the three months ended June 30, 2009, as compared to net income attributable to common stockholders of $3,453,000 for the three months ended June 30, 2008.  This adverse change was mainly the result of the significant decrease of income from design services and the increase in operating expenses.

(Loss)/earnings per share attributable to common stockholders

We reported loss per share attributable to common stockholders of $0.16, based on 30,088,174 outstanding weighted shares for the three months ended June 30, 2009. Our outstanding common stock was 30,088,174 shares as of June 30, 2009. We do not have any preferred stock issued or outstanding warrants or options.

LIQUIDITY AND CAPITAL RESOURCES

Assets

As of June 30, 2009, the total assets of the Company were $45,734,000 which consisted of $43,422,000 in current assets, $2,253,000 in property, plant and equipment (PPE) and  $59,000 in intangible assets.

Liabilities

Our total liabilities as of June 30, 2009 were $6,511,000, which consisted of $2,256,000  in current liabilities and $4,255,000  in long-term liabilities. Long-term liabilities were all liabilities due to shareholders.

Capital Resources

For three months ended June 30, 2009, we were principally engaged in provision of design solutions of wireless communication devices and sales of mobile phone components. We did not declare or pay dividends in the three months ended June 30, 2009.

For the three months ended June 30, 2009, $5,142,000 was used in operating activities and $12,000 was provided by investing activities.  Cash and cash equivalents decreased by $5,116,000 to $15,377,000 as of June 30, 2009 from $20,493,000 as of March 31, 2009.

We used $5,142,000 in operating activities for the three months ended June 30, 2009, as compared to $4,038,000 generated from operating activities for the same period in 2008. Net cash flow used in operating activities for the three months ended June 30, 2009 related to net loss adjusted for items not involving movement of cash for the period, augmented mainly by the increase in accounts receivable and the decrease in receipts in advance.

In arriving at the net loss, we made an allowance of $4,003,000 for doubtful debts for the three months ended June 30, 2009, which did not involve any outflow of cash.

Net cash provided by investing activities amounted to $12,000 for the three months ended June 30, 2009.  There was no movement of cash relating to investment activities for the three months ended June 30, 2008.  Cash provided by investing activities for the three months ended June 30, 2009 was mainly proceeds from the sale of property, plant and equipment.

There was no movement of cash relating to financing activities for the three months ended June 30, 2009.

As of June 30, 2009, we had capital commitments of $27,000 in relation to acquisition of intangible assets.

We believe that our cash holdings are sufficient to support our operations and capital commitments, as well as to meet our working capital needs for the next twelve months.

Off-Balance Sheet arrangements

The Company has not engaged in any off-balance sheet transactions since its inception.

Employees

As of June 30, 2009, we had approximately 80 full-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments

Web Site Access to Our Periodic SEC Reports

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

The majority of our revenues derived and expenses and liabilities incurred are denominated in Chinese Renminbi (“RMB”) with a relatively small amount in Hong Kong dollars (“HK$”) and United States dollars (“US$” or “$”). Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China and Hong Kong. We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. The availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, an evaluation was performed by our management, with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.

As previously disclosed under Item 9A (T) “Controls and Procedures” in our Annual Report on Form 10-K for fiscal year ended March 31, 2009, our management concluded that our disclosure controls and procedures were not effective at a reasonable assurance level because of certain material weaknesses in our internal control over financial reporting, including the lack of (i) effective communication of the importance of internal controls over financial reporting throughout the structure of the Company, (ii) an adequate tone set by management around control consciousness, (iii) sufficient in-house capacity to review and supervise the accounting operations, (iv) knowledge of U.S. GAAP and SEC reporting requirements, (v) anti-fraud program designed to detect and prevent fraud (vi) effective risk assessment and management mechanism, and (vii) personnel with an appropriate level of experience, training in our internal audit department.

As a result of the foregoing material weaknesses in our internal control over financial reporting, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

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

Change in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls.

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

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the three months ended June 30, 2009, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $0.21 to $1.01 per share and the closing sale price on August 13, 2009 was $0.21 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been.

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

T-BAY HOLDINGS, INC.
(Registrant)

Date: August 14, 2009	By:	/s/ Xiaofeng Li
Xiaofeng Li, Chief Executive Officer

Date: August 14, 2009	By:	/s/ Xiangning Qin
Xiangning Qin, Chief Financial Officer