Form 10-Q
period 2009-09-30
T BAY HOLDINGS INC
filed 2009-11-16
CIK 868689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended September 30, 2009

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 6, 2009 was 30,088,174 shares, all of one class of $0.001 par value Common Stock.

T-BAY HOLDINGS, INC.
FORM 10-Q
Quarter Ended September 30, 2009

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report includes forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.
In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in our Annual Report on Form 10-K could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
T-BAY HOLDINGS, INC.
AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2009
(In thousands of United States dollars)

		SEPTEMBER 30,	MARCH 31,
	Note(s)	2009	2009
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$7,234	$20,493
Notes receivables		10,457	37
Accounts receivable, net		19,545	14,361
Prepayments, deposits and other receivables, net		1,568	13,694

Total current assets		38,804	48,585

PROPERTY, PLANT AND EQUIPMENT, NET	3	2,031	2,493
INTANGIBLE ASSETS, NET	4	53	65
ASSETS OF DISCONTINUED OPERATIONS	10	—	724

TOTAL ASSETS		$40,888	$51,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$225	$466
Accruals and other payables
Related parties	8	325	285
Third parties		1,380	1,412
Receipts in advance		152	990
Income tax payable		—	262

Total current liabilities		2,082	3,415

LONG-TERM LIABILITIES
Due to shareholders	8	4,255	4,255

Total liabilities		6,337	7,670

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value $0.001, issued and outstanding Nil		—	—
Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding 30,088,174		30	30
Additional paid-in capital		1,462	1,462
Public welfare fund		2,109	2,109
Statutory surplus fund		4,219	4,219
Retained earnings		18,896	28,303
Accumulated other comprehensive income		5,791	5,806

Total stockholders’ equity		32,507	41,929

NON-CONTROLLING INTEREST		2,044	2,268

TOTAL EQUITY		34,551	44,197

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$40,888	$51,867

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2009 and 2008
(In thousands of United States dollars, except per share data)

		THREE MONTHS ENDED		SIX MONTHS ENDED
		SEPTEMBER 30,		SEPTEMBER 30,
	Note(s)	2009	2008	2009	2008

NET REVENUE		$11,357	$11,314	$20,783	$22,447

COST OF REVENUE		10,615	6,409	19,430	12,575

GROSS PROFIT		742	4,905	1,353	9,872

OPERATING EXPENSES
Selling expenses		31	73	64	138
General and administrative expenses		5,357	596	10,944	1,325

TOTAL OPERATING EXPENSES		5,388	669	11,008	1,463

(LOSS) / INCOME FROM OPERATIONS		(4,646)	4,236	(9,655)	8,409

OTHER INCOME		18	87	39	361
GAIN ON DISPOSAL OF A SUBSIDIARY	10	—	—	7	—

(LOSS) / INCOME BEFORE INCOME TAX		(4,628)	4,323	(9,609)	8,770

INCOME TAX: CURRENT	5	—	(779)	(7)	(1,635)

NET (LOSS) / INCOME		(4,628)	3,544	(9,616)	7,135

Less: Net loss / (income) attributable to non-controlling interest		94	(117)	209	(255)

NET (LOSS) / INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS		(4,534)	3,427	(9,407)	6,880

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		29	717	(15)	1,737

COMPREHENSIVE (LOSS) / INCOME		$(4,505)	$4,144	$(9,422)	$8,617

WEIGHTED AVERAGE NUMBER OF SHARES (in thousands)		30,088	30,088	30,088	30,088

(LOSS) / EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (in dollars)		$(0.15)	$0.11	$(0.31)	$0.23

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended September 30, 2009
(In thousands of United States dollars)

							Accumulated
	Common stock		Additional	Public	Statutory		other	Total	Non-
	No. of		paid-in	welfare	surplus	Retained	comprehensive	stockholders’	controlling
	shares		capital	fund	fund	earnings	income	equity	interest	Total

Balance, March 31, 2009	30,088,174	$30	$1,462	$2,109	$4,219	$28,303	$5,806	$41,929	$2,268	$44,197
Net loss	—	—	—	—	—	(9,407)	—	(9,407)	(209)	(9,616)
Foreign currency translation adjustment	—	—	—	—	—	—	(15)	(15)	(15)	(30)

Balance, September 30, 2009 (Unaudited)	30,088,174	$30	$1,462	$2,109	$4,219	$18,896	$5,791	$32,507	$2,044	$34,551

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2009 and 2008
(In thousands of United States dollars)

		FOR THE SIX MONTHS ENDED
		SEPTEMBER 30,
	Note(s)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) / income attributable to common stockholders		$(9,407)	$6,880
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation		444	497
Amortization		12	19
Non-controlling interest		(209)	255
Gain on disposal of subsidiary		(7)	—
Loss on disposal of property, plant and equipment		3	—
Allowance for doubtful receivables		11,248	138
Changes in operating assets and liabilities:
(Increase) in notes receivable	11	(10,420)	—
(Increase) in accounts receivables		(15,267)	(536)
Decrease in prepayments, deposits and other receivables	11	11,669	703
Decrease in inventories		—	42
(Decrease)/increase in accounts payable		(241)	355
(Decrease)/increase in accruals and other payables		(42)	253
Decrease in receipts in advance		(838)	(1,337)
Decrease in income tax payable		(262)	(766)

Net cash (used in) / provided by operating activities		(13,317)	6,503

CASH FLOWS FROM INVESTING ACTIVITES
Proceeds from disposal of property, plant and equipment		12	—
Increase in construction in progress		—	(7)

Net cash provided by / (used in) investing activities		12	(7)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash advance from shareholders		40	78

Net cash provided by financing activities		40	78

Effect of exchange rate changes on cash		6	529

Net (decrease) / increase in cash and cash equivalents		(13,259)	7,103

Cash and cash equivalents at beginning of period		20,493	23,355

Cash and cash equivalents at end of period		$7,234	$30,458

SUPPLEMENTAL INFORMATION
Income taxes paid		$269	$2,396
Interest paid		—	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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
Sunplus was established on October 17, 2002 under the laws of the People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices. Sunplus commenced operations on May 1, 2003. At September 30, 2009, Sunplus has approximately 80 staff, mostly engineers and software programmers.
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
On March 19, 2007, Sunplus and Zhangzhou JiaXun acquired 80% and 20%, respectively, of Fujian Qiaoxing Industry Co., Ltd. (“Fujian Qiaoxing”).
On March 20, 2009, Sunplus disposed of its 80% interest in Fujian Qiaoxing to Qiaoxing Telecom at a consideration of US$12,230,000 (RMB84,000,000).

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2009
1. The Company and Subsidiaries (continued)
As of September 30, 2009, the Group structure is as follows:-
2. Summary of Significant Accounting Policies
(a) Basis of Preparation
The accompanying unaudited consolidated financial statements of T-Bay and its subsidiaries (collectively referred to as the “Group”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures (consisting only of normal recurring items) considered necessary to make the financial statements not misleading. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of T-Bay for the year ended March 31, 2009 and notes thereto contained in the Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the six months ended September 30, 2009 are not necessarily indicative of the results for the full fiscal year ending March 31, 2010.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2009
2. Summary of Significant Accounting Policies (continued)
(b) Basis of Consolidation
The unaudited consolidated balance sheet as of September 30, 2009 includes T-Bay, Wise Target, Amber Link and Sunplus. The audited consolidated balance sheet as of March 31, 2009 also included Zhangzhou JiaXun. As mentioned in Note 1, Zhangzhou JiaXun was disposed of on April 9, 2009, therefore, the financial position of Zhangzhou JiaXun has been presented as assets of discontinued operations as of March 31, 2009.
The unaudited consolidated statement of operations for the three months ended September 30, 2009 include T-Bay, Wise Target, Amber Link and Sunplus. The unaudited consolidated statement of operations for the six months ended September 30, 2009 also includes Zhangzhou JiaXun. The unaudited consolidated statement of operations for the three and six months ended September 30, 2008 included T-Bay, Wise Target, Amber Link, Sunplus, Zhangzhou JiaXun and Fujian Qiaoxing.
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
3. Property, Plant and Equipment, Net

	SEPTEMBER 30,	March 31,
	2009	2009
	US$’000	US$’000
	(Unaudited)
Cost
Machinery	$4,771	$4,859
Office equipment	138	138
Motor vehicles	56	56

	4,965	5,053

Accumulated depreciation
Machinery	2,786	2,426
Office equipment	104	95
Motor vehicles	44	39

	2,934	2,560

Carrying value
Machinery	1,985	2,433
Office equipment	34	43
Motor vehicles	12	17

	$2,031	$2,493

Depreciation expense for the six months ended September 30, 2009 and 2008 were US $444,000 and US$ 497,000, respectively.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2009
4. Intangible Assets, Net
Changes in the carrying amount of intangible assets for the six months ended September 30, 2009 were as follows:

	Software	Patent	Total
	US$’000	US$’000	US$’000
Cost:
Balance, March 31, 2009 and September 30, 2009	$183	$4	$187

Less: Accumulated amortisation
Balance, March 31, 2009	(119)	(3)	(122)
Amortization expenses	(11)	(1)	(12)

Balance, September 30, 2009	(130)	(4)	(134)

Net balance, September 30, 2009	$53	$—	$53

Amortization expense for each of the three months periods ended September 30, 2009 and 2008 was approximately US$6,000 and US$10,000, and for the six months ended September 2009 and 2008 was approximately US$12,000 and US$19,000, respectively. The estimated amortization expense for the six months ending March 31, 2010 and the four years ending March 31, 2011, 2012, 2013 and 2014 amounts to approximately US$11,000, US$22,000, US$18,000, US$2,000 and US$ nil, respectively.
5. Income Taxes
Amber Link and Wise Target are not subject to income taxes in any tax jurisdiction.
No provision for current income tax for T-Bay has been made as it incurred a loss for each of the six months ended September 30, 2009 and 2008, respectively.
Sunplus is subject to PRC Income Tax. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25%.
Zhangzhou JiaXun and Fujian Qiaoxing were inactive during each of the periods ended September 30, 2009 and 2008, respectively.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2009
5. Income Taxes (continued)
A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2009	2008	2009	2008
	US$’000	US$’000	US$’000	US$’000

(Loss) / income before income tax	$(4,628)	$4,323	$(9,609)	$8,770

Income tax on pretax income at statutory rate	(1,573)	1,470	(3,267)	2,982
Effect of different tax rates of subsidiary operating in other jurisdictions	1,100	(698)	2,211	(1,323)
Tax effect of non-taxable income	—	(12)	—	(68)
Valuation allowance	473	19	1,056	44
Under-provision in prior year	—	—	7	—

Income tax expense	$—	$779	$7	$1,635

As of September 30, 2009, T-Bay had accumulated net operating loss carryforwards for United States federal tax purposes of approximately US$5,664,000, that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at September 30, 2009. The net operating loss carryforwards expire in years 2012 through 2029.
As of September 30, 2009, deferred tax assets consist of:-

SEPTEMBER 30,
2009
US$’000

Net operating loss carryforwards	$5,483
Less: valuation allowance	(5,483)

$—

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2009
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
As of September 30, 2009 and March 31, 2009, the Group had credit risk exposure of uninsured cash in banks of approximately US$7,234,000 and US$20,493,000, respectively.
A substantial portion of revenue was generated from one group of customers for the three and six months ended September 30, 2009 and 2008.
The net sales to customers representing at least 10% of net total sales are as follows:-

	FOR THE THREE MONTHS ENDED				FOR THE SIX MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
	2009		2008		2009		2008
	US$’000%		US$’000%		US$’000%		US$’000%

Customer A	$2,357	21	$949	8	$3,918	19	$1,785	8
Customer B	1,761	16	487	4	2,681	13	1,058	5
Customer C	1,319	12	2,091	18	2,175	10	4,087	18
Customer D*	1,617	14	743	7	3,423	16	1,558	7
Customer E*	1,692	15	—	—	3,599	17	—	—
Customer F	1,540	14	83	1	2,788	13	83	—
Customer G	—	—	2,610	23	—	—	4,792	21
Customer H	—	—	2,395	21	—	—	4,416	20
Customer Group A*	3,309	29	743	7	7,022	34	1,558	7

*	At September 30, 2009 and March 31, 2009, this group of customers accounted for 24% and 15%, respectively, of accounts receivable. The accounts receivable have repayment terms of not more than twelve months. The Group does not require collateral to support financial instruments that are subject to credit risk.
The following customers had balances greater than 10% of the total accounts receivable as of September 30, 2009 and March 31, 2009:

	SEPTEMBER 30,		MARCH 31,
	2009		2009
	US$’000%		US$’000%

Customer A	$6,655	18	$3,505	16
Customer B	5,284	14	3,219	14
Customer C	3,911	10	2,241	10
Customer D*	5,242	14	2,551	11
Customer E*	3,913	10	710	3
Customer G	2,530	7	2,808	13
Customer I	2,818	8	2,762	12
Customer group A*	9,155	24	3,261	15

*	Customer Group A includes customers D and E.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2009
7. Retirement and Welfare Benefits
The full-time employees of the PRC subsidiaries are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The PRC subsidiaries are required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was US$ 41,000 and US $83,000 for the three and six months ended September 30, 2009 and US $47,000 and US$ 130,000 for the three and six months ended September 30, 2008, respectively. The PRC subsidiaries are required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees.
8. Related Party Transactions
The Group engages in business transactions with the following related parties:
a.	Li Xiaofeng, a director and stockholder of T-Bay.

b.	Li Meilian, a stockholder of T-Bay.
The Group has the following transactions and balances with related parties:-

	SEPTEMBER 30,	MARCH 31,
	2009	2009
	US$’000	US$’000
	(Unaudited)

Other payable — Li Meilian	$325	$285

Long-term liabilities
Other payable — Li Meilian	$3,482	$3,482
Other payable — Li Xiaofeng	773	773

	$4,255	$4,255

The balances have no stated terms for repayment and are not interest bearing. The payables to Li Meilian and Li Xiaofeng are not repayable within the next twelve months.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2009
9. Commitments and Contingencies
a.	As of September 30, 2009, Sunplus leased office premises and staff quarters under several agreements expiring from 2010 to 2012.
Rental expenses for the three months and six months ended September 30, 2009 amounted to US$ 24,000 and US$46,000 respectively. Rental expenses for the three and six months ended September 30, 2008 amounted to US$74,000 and US$169,000, respectively, and are included in general and administrative expenses in the consolidated statements of operations and comprehensive income.
The future minimum lease payments under the above-mentioned leases as of September 30, 2009 are as follows:-

Year Ending March 31,	US$’000

2010	$25
2011	38
2012	35

Total	$98

b.	As of September 30, 2009, the Group had capital commitments in relation to acquisition of intangible assets of US $38,000.
10. Disposal of a subsidiary
On April 9, 2009, Sunplus disposed of its 100% interest in Zhangzhou JiaXun to Qiaoxing Telecom at a consideration of US$731,000 (RMB5,000,000).

April 9,
Disposal of subsidiary	2009
US$’000

Net assets disposed:-
Investment at cost	$585
Other receivables	83
Due from minority shareholder	59
Cash and bank balances	1

Net assets disposed	728

Impairment	(4)

Assets of discontinued operations	724
Consideration to be satisfied by cash	731

Gain on disposal of a subsidiary	$7

An analysis of the net inflow of cash and cash equivalents in respect of the disposal of Zhangzhou Jiaxun is as follows:-

US$’000
Cash and bank balances disposed	$(1)
Cash consideration received	731

Net cash inflow	$730

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2009
10. Disposal of a subsidiary (continued)
The carrying values of the assets of the disposal group classified as held for sale as at March 31, 2009 were as follows:

MARCH 31,
2009
US$’000
(Audited)
Investment at cost	$585
Deposits and other receivables	83
Due from minority shareholder	59
Cash and bank balances	1

728
Impairment	(4)

Assets of discontinued operations	$724

11. Supplemental schedule of non-cash transaction
During the six months ended September 2009, notes receivables of RMB71,500,000 (equivalents to US$10,457,000) were issued by Qiaoxing Telecom for settlement of other receivables in respect of sales proceeds for disposal of Fujian Qiaoxing.
12. New Accounting Pronouncements
In May 2009, the FASB issued FASB Accounting Standard Codification (“ASC”) No. 855-10 (Prior authoritative guidance: SFAS No. 165, “Subsequent Events”), or ASC No. 855-10, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC No.855-10 is effective after June 15, 2009. The adoption of ASC No. 855-10 had no material effect on the Company’s financial statements. We have evaluated subsequent events through November 16, 2009, the date the consolidated financial statements were issued. We have not identified any items requiring disclosure.
In April 2008, the FASB issued ASC No. 350-30-35-1 (Prior authoritative guidance: FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”). ASC No. 350-30-35-1 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC No. 350-30-35-1, Goodwill and Other Intangible Assets. ASC No. 350-30-35-1 is intended to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset under other applicable accounting literature. ASC No. 350-30-35-1 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of ASC No. 350-30-35-1 had no material effect on the Company’s consolidated financial statements.
In May 2008, the FASB issued ASC No. 105 (Prior authoritative guidance: SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”). The statement identifies the sources of accounting principles and the framework to be used in preparation of financial statements of nongovernmental entities. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the second quarter of 2010. The adoption of this guidance had no effect on our consolidated financial position or results of operations.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2009
12. New Accounting Pronouncements (continued)
In April 2009, the FASB issued three related staff positions to clarify the application of ASC No. 820 (Prior authoritative guidance: FSP FAS No.115-2 and FAS No. 124-2, “Recognition of Other-Than-Temporary Impairments”) to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair value of financial instruments in interim periods. The final staff positions are effective for interim and annual periods ending after March 15, 2009. The adoption had no material effect on the Company’s consolidated financial statements.
In April 2009, the FASB issued ASC No.820 (Prior authoritative guidance: FSP No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”, or FSP No. 157-4). ASC No. 820 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. ASC No. 820 identifies factors to be considered when determining whether or not a market is inactive. ASC No. 820 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after June 15, 2009 and shall be applied prospectively. The adoption of ASC No. No. 820 had no material effect on the consolidated financial statements.
In December 2007, the ASC No.815 (Prior authoritative guidance: FASB issued SFAS 141 (revised 2007), Business Combinations (ASC 815). ASC No.815 amends and clarifies the accounting guidance for the acquirer’s recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests of an acquiree in a business combination. The adoption of ASC No.815 had no material effect on the Company’s consolidated financial statements.
In June 2009, the FASB issued ASC No.860 (Prior authoritative guidance: SFAS No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC No. 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years with earlier adoption prohibited. The Company is currently evaluating the impact of the adoption of ASC No. 860 on its consolidated financial statements.
In June 2009, the FASB issued ASC No. 810 (Prior authoritative guidance: SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”), which address the elimination of the concept of a qualifying special purpose entity. ASC No. 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC No. 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. ASC No. 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of the adoption of ASC No. 810 on its consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2009
12. New Accounting Pronouncements (continued)
In June 2009, the FASB issued ASC No. 105 (Prior authoritative guidance: SFAS No. 168 “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. ASC No. 105 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. ASC No. 105 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of ASC No. 105 did not have a material impact on the Company’s consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update No. 2009-02 (“ASU 2009-03”), SEC update – Amendments to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification test. ASU 2009-03 did not have a material effect on the Company’s consolidated financial condition or results of operations.
In August 2009, the FASB issued Accounting Standard Update No.2009-05 (“ASU 2009-05”), ACS No. 820 “Measuring Liabilities at Fair Value. ASU 2009-5 applies to all entities that measure liabilities at fair value within scope of ASC No, 820. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques.
The amendments in ASU 2009-05 also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in ASU 2009-05 is effective for the first reporting period beginning after issuance. The adoption of ASU 2009-5 is not expected to have a material effect on the Company’s consolidated financial condition or results of operations.
In September 2009, the FASB issued Accounting Standards Update No. 2009-07 (“ASU 2009-07”), Accounting for Various Topics. ASU 2009-07 represents technical corrections to various topics containing SEC guidance based on external comments received. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.
In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (“ASU 2009-12”), Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share. This ASU also requires disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update. The amendments in this Update are effective for interim and annual periods after December 15, 2009. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following review concerns the six months ended September 30, 2009, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K for the year ended March 31, 2009.
In the wake of the global financial crisis, our customers have become slow in their payments. Also, they changed their orders from design services to mobile phone components, to provide some relief to the financial strain that they have. This behavior has the effect of transferring part of the financing of the production of mobile phone handsets from our customers to us. This, together with the reduction in aggregate mobile phone demand in the Mainland China market as well as the overseas market, resulted in a drastic reduction of customer orders for design services, for which the gross margin is relatively high. The global financial crisis has also caused an increase in credit risk on our receivables. We believe that we have made adequate provision for doubtful accounts in our financial statements. However, if the provision turned out to be inadequate, then our financial performance and our financial position would be adversely affected. The decline in purchases of design services and the slowness in collecting our accounts receivable pose potential risks to our financial performance. While there are limited steps that Management can take to mitigate these potential risks, we cannot assure that our customers’ financial position will improve. We anticipate, however, that the adverse business conditions described in this report will begin to improve around the middle of next year.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008
Overview
Our results for the fiscal quarter ended September 30, 2009 reflect an elimination of raw material sales and a transition from design services, accompanied by a substantial increase in our sales of mobile phone components. While our net revenue increased slightly from the three months ended September 30, 2008, our net results for the second fiscal quarter changed from a profit of $3,427,000 to a loss of $4,534,000. This is due primarily to increased cost of sales, driven by both weaker margins on mobile phone components and an increased allowances for doubtful receivables, included in G&A expenses, as discussed further below. We recorded a loss per share of $ 0.15 for the three months ended September 30, 2009, compared to earnings per share of $ 0.11 for the three months ended September 30, 2008.
Net Revenue

	Three months ended September 30,
		2009		2008
(in thousand US dollars)	Growth%	Amount	%	Amount	%
Sales of raw materials	-100	N/A	N/A	573	5.0

Sales of mobile phone components	66.4	11,175	98.4	6,717	59.4

Revenue from design services	-95.5	182	1.6	4,024	35.6

NET REVENUE		11,357	100	11,314	100

Our net revenue was $11,357,000 for the three months ended September 30, 2009, a slight increase of $43,000, or 0.4%, from $11,314,000 for the same period in the previous year. Revenue from sales of mobile phone components was $11,175,000 compared to $6,717,000 in the same period of the previous fiscal year, representing a 66.4% increase. Revenue from design services decreased to $182,000 from $4,024,000 in the same period of the previous fiscal year, representing a 95.5% decrease.
For the three months ended September 30, 2009, revenue from design services represented 1.6% of total revenue, while revenue from sales of mobile phone components was 98.4%, compared to 35.6% from design services and 59.4% from sales of mobile phone components for the three months ended September 30, 2008.
Detailed information on sale of mobile phone components
Sales of mobile phone components (PCB and PCBA, the key components in the manufacture of mobile handsets) increased from $6,717,000 to $11,175,000, representing a 66.4% increase. The increase was largely the result of the transfer of orders from design services to mobile phone components. This reflects a change in customer preferences, as our customers conserved cash by purchasing mobile phone components rather than design services.
We design and manufacture PCB and provide PCBA according to our customers’ specifications. We manufactured more PCB and PCBA for our customers in the three months ended September 30, 2009 when compared with the three months ended September 30, 2008.

Detailed information on revenue from design services
Revenue from design services decreased from $4,024,000 for the three months ended September 30, 2009 to $182,000, representing a 95.5% decrease. In the three months ended September 30, 2009, there was a drastic reduction of customer orders for design services compared with the same period a year earlier. We believe that as a result of the global financial crisis, aggregate mobile phone demand in the Mainland China market, as well as the overseas market, has shrunk since the second half of the fiscal year ended March 31, 2009. By purchasing components rather than design services, customers have been able to conserve cash. We expect sales of design services will start to pick up gradually around the middle of next year.
Cost of Revenue
For the three months ended September 30, 2009, cost of revenue increased to $10,615,000 from $6,409,000 for the three months ended September 30, 2008, representing a 65.6% increase. Cost of revenue primarily consisted of purchase cost of raw and processed materials and salaries of engineers and designers. The increase was largely the result of transfer of orders from design services, for which cost of revenue is relatively low, compared with mobile phone components, for which cost of revenue is relatively high. We expect this trend of order transfer will start to reverse gradually around the middle of next year.
Gross Profit
Our gross profit was $742,000 for the three months ended September 30, 2009 compared to $4,905,000 for the three months ended September 30, 2008, representing an 84.9% decrease. The decrease in gross profit was mainly attributable to the significant decrease in revenue from design services with high profit margin.

Operating Expenses
Operating expenses consisted of selling expenses and general and administrative (G&A) expenses. For the three months ended September 30, 2009, operating expenses were $5,388,000, as compared to $669,000 for the three months ended September 30, 2008, representing a 705.4% increase.
Detailed information of operating expenses for the three months ended September 30, 2009 is as follows:

	Three months ended September 30,
		2009	% of	2008	% of
(in thousand US dollars)	Growth%	Amount	net revenue	Amount	net revenue
G&A expenses	798.8	5,357	47.2	596	5.3

Selling expenses	-57.5	31	0.3	73	0.6

Operating expenses	705.4	5,388	47.5	669	5.9

Operating expenses during the three months ended September 30, 2009 were $5,388,000, or 47.5% of revenue, compared to $669,000, or 5.9% of revenue for the three months ended September 30, 2008. The significant increase was mainly attributed to the increase in G&A expenses.
G&A expenses were $5,357,000, or 47.2% of revenue, compared to $596,000, or 5.3% revenue for the three months ended September 30, 2008. The significant increase in G&A expenses was mainly due to the increase in allowance for doubtful receivables. Going forward, in its decision to grant credit to its customers, the Company plans to use more stringent criteria in the evaluation of their creditworthiness.

We increased the allowance for doubtful receivables by $7,245,000 for the three months ended September 30, 2009 as compared to $nil, for the three months ended September 30, 2008. An allowance for doubtful receivables is maintained for all customers based on a variety of factors, including the overall economy and industrial condition, length of time the receivables are past due, significant one-time events and historical experience. For the three months ended September 30, 2009, particular consideration was given to the increased credit risk due to the current economic downturn, which was evident from the increase in the length of time the receivables were past due.
Selling expenses decreased from $73,000 to $31,000. The decrease was mainly attributable to less marketing-related expenses in keeping with the decline in demand for design services.
(Loss) / Income from Operations
Loss from operation was $4,646,000 for the three months ended September 30, 2009, compared to income from operations of $4,236,000 for the same period in the previous year. The change from a profit situation to a loss situation was mainly attributable to the decrease of revenue in design service and the increase of allowance for doubtful receivables.
Non-controlling Interests
Non-controlling interests represented the portion of (loss) / income of Sunplus that we do not own. For the three months ended September 30, 2009, non-controlling interests were attributable to the 5% of the equity interest of Sunplus owned by Shanghai Fanna.

Income Tax
Sunplus is subject to PRC Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai was 25% as of January 1, 2008. It was 27% prior to January 1, 2008.
For the three months ended September 30, 2009, Sunplus recorded an income tax expense of $nil compared to $779,000 for the three months ended September 30, 2008. Sunplus was in a loss situation in the three months ended September 30, 2009.
Net( loss) /Income attributable to common stockholders
As a result of the above items, net loss attributable to common stockholders was $4,534,000 for the three months ended September 30, 2009, as compared to net income attributable to common stockholders of $3,427,000 for the three months ended September 30, 2008. This adverse change was mainly the result of the significant decrease of income from design services and the increase in operating expenses.
(Loss)/earnings per share attributable to common stockholders
We reported loss per share attributable to common stockholders of $0.15, based on a weighted average number of shares outstanding of 30,088,174 for the three months ended September 30, 2009. Our outstanding common stock was 30,088,174 shares as of September 30, 2009. We do not have any preferred stock issued or outstanding warrants or options.

SIX MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2008
Overview
Our results for the six months ended September 30, 2009 reflect an elimination of raw material sales and a transition from design services, accompanied by a substantial increase in our sales of mobile phone components. While our net revenue decreased 7.4% from $22,447,000 for the six months ended September 30, 2008 to $20,783,000 for the same period in the current fiscal year, our net results for the second fiscal quarter changed from a profit of $6,880,000 to a loss of $9,407,000. This is due primarily to increased cost of sales, driven by both weaker margins on mobile phone components and an increased provision for doubtful receivables, included in G&A expenses, as discussed further below. We recorded a loss per share of $ 0.31 for the six months ended September 30, 2009, and earnings per share of $ 0.23 for the six months ended September 30, 2008.
Net Revenue

	Six months ended September 30,
		2009		2008
(in thousand US dollars)	Growth%	Amount	%	Amount	%
Sales of raw materials	-100	N/A	N/A	573	2.6

Sales of mobile phone components	51.7	20,396	98.1	13,448	59.9

Revenue from design services	-95.4	387	1.9	8,426	37.5

NET REVENUE	-7.4	20,783	100	22,447	100

Our net revenue was $20,783,000 for the six months ended September 30, 2009, which represented decrease of $1,664,000, or 7.4%, from $22,447,000 for the same period in the previous year. Revenue from sales of mobile phone components was $20,396,000 compared to $13,448,000 in the same period of the previous fiscal year, representing a 51.7% increase. Revenue from design services decreased to $387,000 from $8,426,000 in the same period of the previous fiscal year, representing a 95.4% decrease.
For the six months ended September 30, 2009, revenue from design services represented 1.9% of total revenue, while revenue from sales of mobile phone components was 98.1%, compared to 37.5% from design services and 59.9% from sales of mobile phone components for the six months ended September 30, 2008.
Detailed information on sale of mobile phone components
Sales of mobile phone components (PCB and PCBA, the key components in the manufacture of mobile handsets) increased from $13,448,000 to $20,396,000, representing a 51.7% increase. The increase was largely the result of the transfer of orders from design services to mobile phone components. This reflects a change in customer preferences, as our customers conserved cash by purchasing mobile phone components rather than design services.
We design and manufacture PCB and provide PCBA according to our customers’ specifications. We manufactured more PCB and PCBA for our customers in the six months ended September 30, 2009 when compared with the six months ended September 30, 2008.

Detailed information on revenue from design services
Revenue from design services decreased from $8,426,000 for the six months ended September 30, 2009 to $387,000, representing a 95.4% decrease. In the six months ended September 30, 2009, there was a drastic reduction of customer orders for design services compared with the same period a year earlier. We believe that as a result of the global financial crisis, aggregate mobile phone demand in the Mainland China market, as well as the overseas market, has shrunk since the second half of the fiscal year ended March 31, 2009. By purchasing components rather than design services, customers have been able to conserve cash. We expect sales of design services will start to pick up gradually around the middle of next year.
Cost of Revenue
For the six months ended September 30, 2009, cost of revenue increased to $19,430,000 from $12,575,000 for the six months ended September 30, 2008, representing a 54.5% increase. Cost of revenue primarily consisted of purchase cost of raw and processed materials and salaries of engineers and designers. The increase was largely the result of the transfer of orders from design services, for which cost of revenue is relatively low, to mobile phone components, for which cost of revenue is relatively high. We expect this trend of order transfer will start to reverse gradually around the middle of next year.

Gross Profit
Our gross profit was $1,353,000 for the six months ended September 30, 2009 compared to $9,872,000 for the six months ended September 30, 2008, representing an 86.3% decrease. The decrease in gross profit was mainly attributable to the significant decrease in revenue from high profit margin design services.
Operating Expenses
Operating expenses consisted of selling expenses and general and administrative (G&A) expenses. For the six months ended September 30, 2009, operating expenses were $11,008,000, as compared to $1,463,000 for the six months ended September 30, 2008, representing a 652.4% increase.
Detailed information of operating expenses for the three months ended September 30, 2009 is as follows:

	Six months ended September 30,
		2009	% of	2008	% of
(in thousand US dollars)	Growth%	Amount	net revenue	Amount	net revenue
G&A expenses	726.0	10,944	52.6	1,325	5.9

Selling expenses	-53.6	64	0.3	138	0.6

Operating expenses	652.4	11,008	52.9	1,463	6.5

Operating expenses during the six months ended September 30, 2009 was $11,008,000, or 52.9% of revenue, compared to $1,463,000, or 6.5% of revenue for the six months ended September 30, 2008. The significant increase was mainly attributed to the increase in G&A expenses.

G&A expenses were $10,944,000, or 52.6% of revenue, compared to $1,325,000, or 5.9% revenue for the six months ended September 30, 2008. The significant increase in G&A expenses was mainly due to increase in allowance for doubtful receivables. Going forward, in its decision to grant credit to its customers, the Company plans to use more stringent criteria in the evaluation of their creditworthiness.
We increased the allowance for doubtful receivables by $11,248,000 for the six months ended September 30, 2009 as compared to $138,000, for the six months ended September 30, 2008. An allowance for doubtful receivables is maintained for all customers based on a variety of factors, including the overall economy and industrial condition, length of time the receivables are past due, significant one-time events and historical experience. For the six months ended September 30, 2009, particular consideration was given to the increased credit risk due to the current economic downturn, which was evident from the increase in the length of time the receivables were past due.
Selling expenses decreased from $138,000 to $64,000. The decrease was mainly attributable to less marketing-related expenses in keeping with the decline in demand for design services.
(Loss) / Income from Operations
Loss from operation was $9,655,000 for the six months ended September 30, 2009, compared to income from operations of $8,409,000 for the same period in the previous year. The change from a profit situation to a loss situation was mainly attributable to the decrease of revenue in design service and the increase of allowance for doubtful receivables.
Non-controlling Interests
Non-controlling interests represented the portion of (loss) / income of Sunplus that we do not own. For the six months ended September 30, 2009, non-controlling interests were attributable to the 5% of the equity interest of Sunplus owned by Shanghai Fanna.

Income Tax
Sunplus is subject to PRC Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai was 25% as of January 1, 2008. It was 27% prior to January 1, 2008.
For the six months ended September 30, 2009, Sunplus recorded an income tax expense $7,000, compared to $1,635,000 for the six months ended September 30, 2008. The income tax expenses of $7,000 related to an under-provision in the previous year. No income tax expense relating to the current period of the six months ended September 30, 2009 was recorded for as Sunplus incurred loss during the six months period ended September 30, 2009.
Fujian QiaoXing and JiaXun were inactive and not subject to any income tax for the six months ended September 30, 2008.
Net( loss) /Income attributable to common stockholders
As a result of the above items, net loss attributable to common stockholders was $9,407,000 for the six months ended September 30, 2009, as compared to net income attributable to common stockholders of $6,880,000 for the six months ended September 30, 2008. This adverse change was mainly the result of a significant decrease of income from design services and, on the other hand, a significant increase in operating expenses.

(Loss)/earnings per share attributable to common stockholders
We reported loss per share attributable to common stockholders of $0.31, based on a weighted average number of shares outstanding of 30,088,174 for the six months ended September 30, 2009. Our outstanding common stock was 30,088,174 shares as of September 30, 2009. We do not have any preferred stock issued or outstanding warrants or options.
LIQUIDITY AND CAPITAL RESOURCES
Assets
As of September 30, 2009, the total assets of the Company were $40,888,000 which consisted of $38,804,000 in current assets, $2,031,000 in property, plant and equipment (PPE) and $53,000 in intangible assets.
Liabilities
Our total liabilities as of September 30, 2009 were $6,337,000, which consisted of $2,082,000 in current liabilities and $4,255,000 in long-term liabilities. Long-term liabilities were all liabilities due to shareholders.
Capital Resources
For the six months ended September 30, 2009, we were principally engaged in sales of mobile phone components and provision of design solutions of wireless communication devices. We did not declare or pay dividends for the six months ended September 30, 2009.

For the six months ended September 30, 2009, $13,317,000 was used in operating activities and $12,000 was provided by investing activities. Cash and cash equivalents decreased by $13,259,000 to $7,234,000 as of September 30, 2009 from $20,493,000 as of March 31, 2009.
We used $13,317,000 in operating activities for the six months ended September 30, 2009, as compared to $6,503,000 generated from operating activities for the same period in 2008. Net cash used in operating activities for the six months ended September 30, 2009 related to net loss adjusted for items not involving movement of cash for the period and augmented mainly by an increase in accounts receivable of $15,267,000.
In arriving at the net loss, we made an allowance of $11,248,000 for doubtful receivables for the six months ended September 30, 2009, which did not involve any outflow of cash.
Net cash provided by investing activities amounted to $12,000 for the six months ended September 30, 2009. There was $7,000 movement of cash relating to investment activities for the six months ended September 30, 2008. Cash provided by investing activities for the six months ended September 30, 2009 was mainly proceeds from the sale of property, plant and equipment.
For the six months ended September 30,2009, net cash flow generated from financing activities was approximately $40,000. Net cash flow generated from financing activities related to the increase in advances from shareholders.
As of September 30, 2009, we had capital commitments of $38,000 in relation to acquisition of intangible assets.

We believe that our cash holdings of $7,234,000 at September 30, 2009 together with the cash to be received when the notes receivable of $10,457,000 matures in March 2010 are sufficient to support our operations and capital commitments, as well as to meet our working capital needs for the next twelve months.
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
In connection with the preparation of this Quarterly Report on Form 10-Q for the second quarter ended September 30, 2009, an evaluation was performed by our management, with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.
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

As a result of the foregoing material weaknesses in our internal control over financial reporting, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2009.
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
Change in Internal Controls.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.	EXHIBITS
INDEX TO EXHIBITS
OF
T-BAY HOLDINGS, INC.

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T-BAY HOLDINGS, INC. (Registrant)
Date: November 16, 2009	By:	/s/ Xiaofeng Li
Xiaofeng Li, Chief Executive Officer

Date: November 16, 2009	By:	/s/ Xiangning Qin
Xiangning Qin, Chief Financial Officer