Form 10-Q
period 2009-12-31
T BAY HOLDINGS INC
filed 2010-02-11
CIK 868689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended December 31, 2009

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 033-377099-S

T-BAY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	91-1465664 (I.R.S. Employer Identification No.)

Room 917, YongSheng Building ZhongShan Xi Road Xuhui District, Shanghai, China (Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock, as of January 25, 2010 was 30,088,174 shares, all of one class of $0.001 par value Common Stock.

T-BAY HOLDINGS, INC.
FORM 10-Q
Quarter Ended December 31, 2009

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
NINE MONTHS ENDED DECEMBER 31, 2009

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2009
(In thousands of United States dollars)

		DECEMBER 31,	MARCH 31,
	Note(s)	2009	2009
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$906	$20,493
Notes receivables		10,475	37
Accounts receivable, net		19,909	14,361
Prepayments, deposits and other receivables, net		1,507	13,694

Total current assets		32,797	48,585

PROPERTY, PLANT AND EQUIPMENT, NET	3	1,808	2,493
INTANGIBLE ASSETS, NET	4	47	65
ASSETS OF DISCONTINUED OPERATIONS	10	—	724

TOTAL ASSETS		$34,652	$51,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$189	$466
Accruals and other payables
Related parties	8	397	285
Third parties		1,319	1,412
Receipts in advance		146	990
Income tax payable		—	262

Total current liabilities		2,051	3,415

LONG-TERM LIABILITIES
Due to shareholders	8	4,255	4,255

Total liabilities		6,306	7,670

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value $0.001, issued and outstanding Nil		—	—
Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding 30,088,174		30	30
Additional paid-in capital		1,462	1,462
Public welfare fund		2,109	2,109
Statutory surplus fund		4,219	4,219
Retained earnings		12,707	28,303
Accumulated other comprehensive income		5,824	5,806

Total stockholders’ equity		26,351	41,929

NON-CONTROLLING INTEREST		1,995	2,268

TOTAL EQUITY		28,346	44,197

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$34,652	$51,867

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2009 and 2008
(In thousands of United States dollars, except per share data)

		THREE MONTHS ENDED		NINE MONTHS ENDED
		DECEMBER 31,		DECEMBER 31,
	Note(s)	2009	2008	2009	2008

NET REVENUE		$8,129	$8,122	$28,912	$30,569

COST OF REVENUE		7,624	6,115	27,054	18,690

GROSS PROFIT		505	2,007	1,858	11,879

OPERATING EXPENSES
Selling expenses		32	58	96	196
General and administrative expenses		6,724	4,943	17,668	6,268

TOTAL OPERATING EXPENSES		6,756	5,001	17,764	6,464

(LOSS) / INCOME FROM OPERATIONS		(6,251)	(2,994)	(15,906)	5,415

OTHER INCOME		5	51	44	412
GAIN ON DISPOSAL OF A SUBSIDIARY	10	—	—	7	—

(LOSS) / INCOME BEFORE INCOME TAX		(6,246)	(2,943)	(15,855)	5,827

INCOME TAX: CURRENT	5	—	(259)	(7)	(1,894)

NET (LOSS) / INCOME FROM CONTINUING OPERATIONS		(6,246)	(3,202)	(15,862)	3,933

LESS: NET LOSS/(INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST		57	112	266	(143)

NET (LOSS) / INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS FROM CONTINUING OPERATIONS		(6,189)	(3,090)	(15,596)	3,790

DISCOUNTINUED OPERATIONS
- Impairment of long-lived assets held for sale	10	—	(3,030)	—	(3,030)

NET (LOSS) / INCOME		(6,189)	(6,120)	(15,596)	760

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment		33	(323)	18	1,414

COMPREHENSIVE (LOSS) / INCOME		$(6,156)	$(6,443)	$(15,578)	$2,174

WEIGHTED AVERAGE NUMBER OF SHARES (in thousands)		30,088	30,088	30,088	30,088

(LOSS) / EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (in dollars)

- CONTINUING OPERATIONS		(0.21)	(0.10)	(0.52)	0.13

- DISCONTINUED OPERATIONS		—	(0.10)	—	(0.10)

		(0.21)	(0.20)	(0.52)	(0.03)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended December 31, 2009
(In thousands of United States dollars)

							Accumulated
			Additional	Public	Statutory		other	Total	Non-
			paid-in	welfare	surplus	Retained	comprehensive	stockholders’	controlling
	Common stock		capital	fund	fund	earnings	income	equity	interest	Total
	No. of
	shares

Balance, March 31, 2009	30,088,174	$30	$1,462	$2,109	$4,219	$28,303	$5,806	$41,929	$2,268	$44,197
Net loss	—	—	—	—	—	(15,596)	—	(15,596)	(266)	(15,862)
Foreign currency translation adjustment	—	—	—	—	—	—	18	18	(7)	11

Balance, December 31, 2009 (Unaudited)	30,088,174	$30	$1,462	$2,109	$4,219	$12,707	$5,824	$26,351	$1,995	$28,346

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2009 and 2008
(In thousands of United States dollars)

		FOR THE NINE MONTHS ENDED
		DECEMBER 31,
	Note(s)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) / income attributable to common stockholders		$(15,596)	$760
Loss from discontinued operations:
Impairment of long-lived assets held for sale		—	3,030
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation		660	703
Amortization		18	27
Non-controlling interest		(266)	143
Gain on disposal of subsidiary		(7)	—
Loss on disposal of property, plant and equipment		12	—
Allowance for doubtful receivables		17,580	4,414
Changes in operating assets and liabilities:
Increase in notes receivable	11	(10,438)	—
Increase in accounts receivables		(21,939)	(6,324)
Decrease in prepayments, deposits and other receivables	11	11,757	1,633
Decrease in inventories		—	32
(Decrease) / increase in accounts payable		(278)	390
(Decrease) / increase in accruals and other payables		(94)	67
Decrease in receipts in advance		(844)	(1,510)
Decrease in income tax payable		(262)	(1,143)

Net cash (used in) / provided by operating activities		(19,697)	2,222

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of property, plant and equipment		—	(1)
Proceeds from disposal of property, plant and equipment		14	—

Net cash provided by / (used in) investing activities		14	(1)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of cash advance from the minority shareholder		(6)	—
Cash advance from shareholders		112	78

Net cash provided by financing activities		106	78

Effect of exchange rate changes on cash		(10)	900

Net (decrease) / increase in cash and cash equivalents		(19,587)	3,199

Cash and cash equivalents at beginning of period		20,493	23,330

Cash and cash equivalents at end of period		$906	$26,529

SUPPLEMENTAL INFORMATION
Income taxes paid		$269	$3,181
Interest paid		—	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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
On August 16, 2005, pursuant to an Agreement and Plan of Reorganization, T-Bay issued 18,550,000 shares of its common stock for all of Amber Link International Limited’s (“Amber Link”) and Wise Target International Limited’s (“Wise Target”) outstanding shares of common stock (the “Merger”). Amber Link and Wise Target were two of the owners of Shanghai Sunplus Communication Co., Ltd. (“Sunplus”). Wise Target owned a 75% interest and Amber Link owned a 20% interest in Sunplus. After the Merger, T-Bay indirectly owned a 95% interest in Sunplus. In March 2009, Wise Target transferred all its holdings (75%) in Sunplus to Amber Link for US$2,885,000 (HK$22,500,000). As a result of this transaction, Amber Link directly owned 95% of Sunplus and this transaction had no impact on the Company’s effective holdings of Sunplus. Shanghai Fanna Industrial Design Co., Ltd. owned the remaining 5% interest in Sunplus. On November 25, 2009, the Company transferred all its holdings (100%) in Amber Link to Wise Target for US$2,600. As a result of the transaction, the Company indirectly holds Amber Link and this transaction had no impact on the Company’s effective holdings of Amber Link and Sunplus.
Wise Target was incorporated on April 24, 2002 under the International Business Companies Act in the British Virgin Islands.
Amber Link was incorporated on May 10, 2002 under the International Business Companies Act in the British Virgin Islands. During the year ended March 31, 2007, Amber Link commenced the sales of mobile phones and components.
Sunplus was established on October 17, 2002 under the laws of the People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices. Sunplus commenced operations on May 1, 2003. At December 31, 2009, Sunplus has approximately 80 staff, mostly engineers and software programmers.
On February 12, 2007, Sunplus established a wholly-owned subsidiary, Zhangzhou JiaXun Communication Facility Co., Ltd. (“Zhangzhou JiaXun”) under the laws of the PRC. Zhangzhou JiaXun is an investment holding company. On April 9, 2009, Sunplus disposed of Zhangzhou JiaXun to Qiaoxing Telecommunication Industry Company Limited (“QiaoXing Telecom”), a third party, at a consideration of US$731,000 (RMB5,000,000) (see Note 10).
On March 19, 2007, Sunplus and Zhangzhou JiaXun acquired 80% and 20%, respectively, of Fujian Qiaoxing Industry Co., Ltd. (“Fujian Qiaoxing”).
On March 20, 2009, Sunplus disposed of its 80% interest in Fujian Qiaoxing to Qiaoxing Telecom at a consideration of US$12,314,000 (RMB84,000,000) (see Note 10).

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009
1. The Company and Subsidiaries (continued)
As of December 31, 2009, the Group structure is as follows:-
2. Summary of Significant Accounting Policies
(a) Basis of Preparation
The accompanying unaudited consolidated financial statements of T-Bay and its subsidiaries (collectively referred to as the “Group”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures (consisting only of normal recurring items) considered necessary to make the financial statements not misleading. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of T-Bay for the year ended March 31, 2009 and notes thereto contained in the Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the nine months ended December 31, 2009 are not necessarily indicative of the results for the full fiscal year ending March 31, 2010.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009
2. Summary of Significant Accounting Policies (continued)
(b) Basis of Consolidation
The unaudited consolidated balance sheet as of December 31, 2009 includes T-Bay, Wise Target, Amber Link and Sunplus. The audited consolidated balance sheet as of March 31, 2009 also included Zhangzhou JiaXun. As mentioned in Note 1, Zhangzhou JiaXun was disposed of on April 9, 2009; therefore, the financial position of Zhangzhou JiaXun has been presented as assets of discontinued operations as of March 31, 2009.
The unaudited consolidated statement of operations for the three months ended December 31, 2009 includes T-Bay, Wise Target, Amber Link and Sunplus. The unaudited consolidated statement of operations for the nine months ended December 31, 2009 also includes Zhangzhou JiaXun. The unaudited consolidated statements of operations for the three and nine months ended December 31, 2008 included T-Bay, Wise Target, Amber Link, Sunplus, Zhangzhou JiaXun and Fujian Qiaoxing.
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
3. Property, Plant and Equipment, Net

	DECEMBER 31,	MARCH 31,
	2009	2009
	US$’000	US$’000
	(Unaudited)
Cost
Machinery	$4,779	$4,859
Office equipment	138	138
Motor vehicles	—	56

	4,917	5,053

Accumulated depreciation
Machinery	3,001	2,426
Office equipment	108	95
Motor vehicles	—	39

	3,109	2,560

Carrying value
Machinery	1,778	2,433
Office equipment	30	43
Motor vehicles	—	17

	$1,808	$2,493

Depreciation expense for each of three month periods ended December 31, 2009 and 2008 was approximately US$216,000 and US$206,000, respectively, and for each of the nine month periods ended December 31, 2009 and 2008 was US$660,000 and US$703,000, respectively.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009
4. Intangible Assets, Net
Changes in the carrying amount of intangible assets for the nine months ended December 31, 2009 were as follows:

	Software	Patent	Total
	US$’000	US$’000	US$’000
Cost:
Balance, March 31, 2009 and December 31, 2009	$183	$4	$187

Less: Accumulated amortization
Balance, March 31, 2009	(119)	(3)	(122)
Amortization expenses	(17)	(1)	(18)

Balance, December 31, 2009	(136)	(4)	(140)

Net balance, December 31, 2009	$47	$—	$47

Amortization expense for each of the three month periods ended December 31, 2009 and 2008 was approximately US$6,000 and US$8,000, and for the nine month periods ended December 31, 2009 and 2008 was approximately US$18,000 and US$27,000, respectively. The estimated amortization expense for the three months ending March 31, 2010 and the four years ending March 31, 2011, 2012, 2013 and 2014 amounts to approximately US$6,000, US$22,000, US$17,000, US$2,000 and US$ nil, respectively.
5. Income Taxes
Amber Link and Wise Target are not subject to income taxes in any tax jurisdiction.
No provision for current income tax for T-Bay has been made as it incurred a loss for each of the nine months ended December 31, 2009 and 2008, respectively.
Sunplus is subject to PRC Income Tax. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25%.
Zhangzhou JiaXun and Fujian Qiaoxing were inactive during the period ended December 31, 2008 up to date of disposal.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009
5. Income Taxes (continued)
A reconciliation between taxes computed at the United States statutory rate of 34% and the Group’s effective tax rate is as follows:-

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2009	2008	2009	2008
	US$’000	US$’000	US$’000	US$’000

(Loss) / income before income tax	$(6,246)	$(2,943)	$(15,855)	$5,827

Income tax/(benefit) on pretax income at statutory rate	(2,124)	(1,000)	(5,391)	1,982
Effect of different tax rates of subsidiary operating in other jurisdictions	1,827	318	4,038	(1,005)
Tax effect of non-deductible expenses	—	925	—	925
Tax effect of non-taxable income	—	—	—	(68)
Valuation allowance	297	16	1,353	60
Under-provision in prior year	—	—	7	—

Income tax expense	$—	$259	$7	$1,894

As of December 31, 2009, T-Bay had accumulated net operating loss carryforwards for United States federal tax purposes of approximately US$5,686,000, that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at December 31, 2009. The net operating loss carryforwards expire in years 2012 through 2029.
As of December 31, 2009, deferred tax assets consist of:-

DECEMBER 31,
2009
US$’000

Net operating loss carryforwards	$5,780
Less: valuation allowance	(5,780)

$—

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009
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
As of December 31, 2009 and March 31, 2009, the Group had credit risk exposure of uninsured cash in banks of approximately US$906,000 and US$20,493,000, respectively. As of December 31, 2009, the Group also had notes receivable of US$10,475,000, which were due from Qiaoxing Telecom as part of the proceeds of our sale of Zhangzhou JiaXun and Fujian Qiaoxing, with a scheduled maturity date of March 20, 2010.
A substantial portion of revenue was generated from one group of customers for the three and nine months ended December 31, 2009 and 2008.
The net sales to customers representing at least 10% of net total sales are as follows:-

	FOR THE THREE MONTHS ENDED				FOR THE NINE MONTHS ENDED
	DECEMBER 31,				DECEMBER 31,
	2009		2008		2009		2008
	US$’000%		US$’000%		US$’000%		US$’000%

Customer A	1,922	24	477	6	5,840	20	2,262	7
Customer B	1,582	19	334	4	4,263	15	1,392	5
Customer C	1,019	13	2,188	27	3,193	11	6,276	21
Customer D*	335	4	298	4	3,758	13	1,856	6
Customer E*	416	5	84	1	4,015	14	84	—
Customer F	893	11	630	8	3,680	13	713	2
Customer G	—	—	2,020	25	—	—	6,812	22
Customer H	—	—	1,713	21	—	—	6,129	20
Customer I	1,091	13	245	3	1,584	5	1,857	6
Customer Group A*	751	9	382	5	7,773	27	1,940	6

*
At December 31, 2009 and March 31, 2009, this group of customers accounted for 22% and 15%, respectively, of accounts receivable. The accounts receivable have repayment terms of not more than twelve months. The Group does not require collateral to support financial instruments that are subject to credit risk.

The following customers had balances greater than 10% of the total accounts receivable as of December 31, 2009 and March 31, 2009:

	DECEMBER 31, 2009		MARCH 31, 2009
	US$’000%		US$’000%

Customer A	8,306	19	3,505	16
Customer B	6,635	15	3,219	14
Customer C	4,810	11	2,241	10
Customer D*	5,417	12	2,551	11
Customer E*	4,263	10	710	3
Customer G	2,450	6	2,808	13
Customer I	3,734	8	2,762	12
Customer group A*	9,680	22	3,261	14

*	Customer Group A includes customers D and E.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009
7. Retirement and Welfare Benefits
The full-time employees of the PRC subsidiaries are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The PRC subsidiaries are required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was US$41,000 and US$124,000 for the three and nine months ended December 31, 2009 and US$46,000 and US$176,000 for the three and nine months ended December 31, 2008, respectively. The PRC subsidiaries are required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees.
8. Related Party Transactions
The Group engages in business transactions with the following related parties:

a. Li Xiaofeng, a director and stockholder of T-Bay.
b. Li Meilian, a stockholder of T-Bay.
The Group has the following transactions and balances with related parties:-

	DECEMBER 31,	MARCH 31,
	2009	2009
	US$’000	US$’000
	(Unaudited)

Other payable — Li Meilian	$397	$285

Long-term liabilities
Other payable — Li Meilian	$3,482	$3,482
Other payable — Li Xiaofeng	773	773

	$4,255	$4,255

The balances have no stated terms for repayment and are not interest bearing, and are the result of cash advances from related parties and the repayment thereof. The payables to Li Meilian and Li Xiaofeng are not repayable within the next twelve months.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009
9. Commitments and Contingencies
a.	As of December 31, 2009, Sunplus leased office premises and staff quarters under several agreements expiring from 2010 to 2012.

Rental expenses for the three months and nine months ended December 31, 2009 amounted to US$ 23,000 and US $69,000 respectively. Rental expenses for the three and nine months ended December 31, 2008 amounted to US$80,000 and US$249,000, respectively, and are included in general and administrative expenses in the consolidated statements of operations and comprehensive income.

The future minimum lease payments under the above-mentioned leases as of December 31, 2009 are as follows:-

Year Ending March 31,	US$’000

2010	$10
2011	38
2012	35

Total	$83

b.	As of December 31, 2009, the Group had capital commitments in relation to acquisition of intangible assets of US$38,000.
10. Disposal of a subsidiary
On December 31, 2008, Sunplus entered into an agreement with Huizhou Liyin Electronics Co., Ltd. (“Huizhou Liyin”) to dispose of its 100% interest in Zhangzhou JiaXun for RMB5,000,000 (US$733,000) and its 80% interest in Fuijian QiaoXing for RMB84,000,000 (US$12,312,000). However, on March 10, 2009, pursuant to a supplemental agreement between Sunplus and Huizhou Liyin, Huizhou Liyin and Sunplus rescinded the original agreement. On the same date, Sunplus entered into another agreement with Qiaoxing Telecom to dispose of its interest in Zhangzhou JiaXun at a consideration of RMB5,000,000 (US$731,000) and Fuijian QiaoXing for RMB84,000,000 (US$12,312,000). As of December 31, 2008, the net assets of discontinued operations amounted to US$16,075,000. An impairment loss of US$3,030,000 was recognized.
On March 20, 2009, legal and ownership of Fuijian QiaoXing was transferred (see Note 1).
On April 9, 2009, Sunplus disposed of its 100% interest in Zhangzhou JiaXun to Qiaoxing Telecom at a consideration of US$731,000 (RMB5,000,000) (see Note 1).

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
DECEMBER 31, 2009
10. Disposal of a subsidiary (continued)
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

11. Statements of Cash Flows — Supplemental schedule of non-cash transaction
During the nine months ended December 31, 2009, notes receivable of RMB71,500,000 (equivalent to US$10,457,000) were issued by Qiaoxing Telecom for settlement of other receivables in respect of sales proceeds for disposal of Fujian Qiaoxing.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009
12. New Accounting Pronouncements
In May 2009, the Financial Accounting Standard Board (“FASB”) issued FASB Accounting Standard Codification (“ASC”) No. 855-10 (Prior authoritative guidance: SFAS No. 165, “Subsequent Events”), or ASC No. 855-10, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC No.855-10 is effective after June 15, 2009. The adoption of ASC No. 855-10 had no material effect on the Company’s financial statements. We have evaluated subsequent events through February 10, 2010, the date the consolidated financial statements were issued. We have not identified any items requiring disclosure.
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
In December 2007, the FASB issued ASC No.815 (Prior authoritative guidance: FASB issued SFAS 141 (revised 2007), Business Combinations (ASC 815). ASC No.815 amends and clarifies the accounting guidance for the acquirer’s recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests of an acquiree in a business combination. The adoption of ASC No.815 had no material effect on the Company’s consolidated financial statements.
In June 2009, the FASB issued ASC No.860 (Prior authoritative guidance: SFAS No. 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC No. 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years with earlier adoption prohibited. The Company is currently evaluating the impact of the adoption of ASC No. 860 on its consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009
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
In August 2009, the FASB issued Accounting Standards Update No. 2009-02 (“ASU 2009-03”), “SEC update — Amendments to various topics containing SEC Staff Accounting Bulletins”, to update cross-references to Codification test. ASU 2009-03 did not have a material effect on the Company’s consolidated financial condition or results of operations.
In August 2009, the FASB issued Accounting Standards Update No.2009-05 (“ASU 2009-05”), ACS No. 820 “Measuring Liabilities at Fair Value”. ASU 2009-5 applies to all entities that measure liabilities at fair value within the scope of ASC No, 820. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques.
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
In September 2009, the FASB issued Accounting Standards Update No. 2009-07 (“ASU 2009-07”), “Accounting for Various Topics”. ASU 2009-07 represents technical corrections to various topics containing SEC guidance based on external comments received. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.
In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (“ASU 2009-12”), “Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)”. ASU 2009-12 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share. This ASU also requires disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update. The amendments in this Update are effective for interim and annual periods after December 15, 2009. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial condition or results of operations.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009
12. New Accounting Pronouncements (continued)
In October 2009, the FASB issued an Accounting Standards Update that provides amendments to the criteria of ASC Topic 605, “Revenue Recognition”, for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. This guidance is effective for the Company’s fiscal year beginning July 1, 2010, and either prospective or retrospective application is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial condition or results of operations.
In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning April 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning April 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
The following review concerns the nine months ended December 31, 2009, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K for the year ended March 31, 2009.
In the wake of the global financial crisis, our customers have become slow in their payments. Also, they changed their orders from design services to mobile phone components, to provide some relief to the financial strain that they have. This behavior has the effect of transferring part of the financing of the production of mobile phone handsets from our customers to us. This, together with the reduction in aggregate mobile phone demand in the Mainland China market as well as the overseas market, resulted in a drastic reduction of customer orders for design services, for which the gross margin is relatively high. The global financial crisis has also caused an increase in credit risk on our receivables. We believe that we have made adequate provision for doubtful accounts in our financial statements. However, if the provision turned out to be inadequate, then our financial performance and our financial position would be adversely affected. The decline in purchases of design services and the slowness in collecting our accounts receivable pose potential risks to our financial performance. While there are limited steps that Management can take to mitigate these potential risks, we cannot assure that our customers’ financial position will improve. We anticipate, however, that the adverse business conditions described in this report will begin to improve around the middle of 2010. If conditions fail to improve, we would then change our business plan with a view to conserve cash to allow us to get through this extended period of temporary hardship. The anticipated receipt of $10,475,000 upon the maturity of notes receivable in March 2010, relating to the proceeds from the sale of our subsidiaries Fujian Qiaoxing and Zhangzhou Jiaxun, as well as the orderly collection of our accounts receivable from customers, are necessary to the maintenance of sufficient liquidity and capital resources for our operations during the next 12 months. While we do not anticipate any payment defaults on those obligations, we cannot assure investors that we will receive the proceeds of the notes and accounts receivable in full and on time. A failure to collect would adversely affect our liquidity and capital resources.

On November 25, 2009, T-Bay Holdings, Inc. transferred all its holdings (100%) in Amber Link International Limited to Wise Target International Limited for US$2,600. As a result of the transaction, the Company indirectly holds Amber Link and this transaction had no impact on the Company’s effective holdings of Amber Link and Sunplus.
THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008
Overview
For the three months ended December 31, 2009, our net revenue increased by US$7,000 from US$8,122,000 to US$8,129,000, practically no change as compared with the same period last year. We incurred a net loss of US$6,189,000 for the three months ended December 31, 2009 compared with a net loss of US$6,120,000 for the same period last year. This slight aggravation of loss was mainly the result of the significant decrease of income from design services and the increase in operating expenses, offset by the decrease in the impairment of assets held for sale, as discussed further below. We reported a per share loss of US$ 0.21 for the three months ended December 31, 2009 compared with a per share loss of US$0.20 for the same period last year.
Net Revenue

	Three months ended December 31,
		2009		2008
(in thousand US dollars)	Growth%	Amount	%	Amount	%
Sales of mobile phone components	27.3	7,968	98.0	6,260	77.1
Revenue from design services	-91.4	161	2.0	1,862	22.9

NET REVENUE		8,129	100	8,122	100

Our net revenue was $8,129,000 for the three months ended December 31, 2009, a slight increase of $7,000, or 0.1%, from $8,122,000 for the same period in the previous year. Revenue from sales of mobile phone components was $7,968,000 compared to $6,260,000 in the same period of the previous fiscal year, representing a 27.3% increase. Revenue from design services decreased to $161,000 from $1,862,000 in the same period of the previous fiscal year, representing a 91.4% decrease.
For the three months ended December 31, 2009, revenue from design services represented 2.0% of total revenue, while revenue from sales of mobile phone components was 98.0%, compared to 22.9% from design services and 77.1 % from sales of mobile phone components in the three months ended December 31, 2008.
Detailed information on sale of mobile phone components
Sales of mobile phone components (PCB and PCBA, the key components in the manufacture of mobile handsets) increased from $6,260,000 to $7,968,000, representing a 27.3% increase. The increase was largely the result of the transfer of orders from design services to mobile phone components. This reflected a change in customer preferences, as our customers conserved cash by purchasing mobile phone components rather than design services.
We design and manufacture PCB and provide PCBA according to our customers’ specifications. We manufactured more PCB and PCBA for our customers for the three months ended December 31, 2009 when compared with the three months ended December 31, 2008.
Detailed information on revenue from design services
Revenue from design services decreased to $161,000 for the three months ended December 31, 2009 from $ 1,862,000 for the three months ended December 31, 2008 representing a 91.4% decrease. In the three months ended December 31, 2009, there was a drastic reduction of customer orders for design services compared with the same period of the previous fiscal year. We believe that as a result of the global financial crisis, aggregate mobile phone handset demand in the Mainland China market, as well as the overseas market, began to shrink since the second half of the fiscal year ended March 31, 2009. By purchasing components rather than design services, customers have been able to conserve cash. We expect sales of design services will start to pick up gradually around the middle of 2010.

Cost of Revenue
For the three months ended December 31, 2009, cost of revenue increased to $7,624,000 from $6,115,000 for the three months ended December 31, 2008, representing a 24.7% increase. Cost of revenue primarily consisted of purchase cost of raw and processed materials and salaries of engineers and designers. The increase was largely the result of transfer of orders from design services, for which cost of revenue was relatively low, compared with mobile phone components, for which cost of revenue was relatively high. We expect this trend of order transfer will start to reverse gradually around the middle of 2010.
Gross Profit
Our gross profit was $505,000 for the three months ended December 31, 2009 compared to $2,007,000 for the three months ended December 31, 2008, representing a 74.8% decrease. The decrease in gross profit was mainly attributable to the significant decrease in revenue from design services with high profit margin.
Operating Expenses
Operating expenses consisted of selling expenses and general and administrative (G&A) expenses. For the three months ended December 31, 2009, operating expenses were $6,756,000, as compared to $5,001,000 for the three months ended December 31, 2008, representing a 35.1% increase.
Detailed information of operating expenses for the three months ended December 31, 2009 is as follows:

	Three months ended December 31,
		2009	% of	2008	% of
(in thousand US dollars)	Growth%	Amount	net revenue	Amount	net revenue
G&A expenses	36.0	6,724	82.7	4,943	60.9
Selling expenses	-44.8	32	0.4	58	0.7

Operating expenses	35.1	6,756	83.1	5,001	61.6

Operating expenses during the three month ended December 31, 2009 were $6,756,000, or 83.1% of revenue, compared to $5,001,000, or 61.6% of revenue for the three months ended December 31, 2008. The increase was mainly attributed to the increase in G&A expenses.
G&A expenses were $6,724,000, or 82.7% of revenue for the three months ended December 31, 2009, compared to $4,943,000, or 60.9% of revenue for the three months ended December 31, 2008. The increase in G&A expenses was mainly due to the increase in allowance for doubtful receivables. With a view to halting further increase in allowance for doubtful receivables, in its decision to grant credit to its customers, the Company has been using more stringent criteria in the evaluation of their creditworthiness.

We increased allowance for doubtful receivables by $6,332,000 for the three months ended December 31, 2009 as compared to $4,276,000 for the three months ended December 31, 2008. An allowance for doubtful receivables is maintained for all customers based on a variety of factors, including the overall economy and industrial condition, length of time the receivables are past due, significant one-time events and historical experience. For the three months ended December 31, 2009, particular consideration was given to the increased credit risk due to the sluggish economic climate, which was evident from the increase in the length of time the receivables were past due.
Selling expenses decreased from $ 58,000 to $32,000. The decrease was mainly attributable to less marketing-related expenses in keeping with the decline in demand for design services.
Loss from Operations
Loss from operation was $6,251,000 for the three months ended December 31, 2009, compared to loss from operations of $2,994,000 for the same period in the previous year. The aggravation of loss was mainly attributable to the decrease of revenue in design service and the increase of allowance for doubtful receivables.
Income Tax
Sunplus is subject to PRC Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai was 25% as of January 1, 2008.
For the three months ended December 31, 2009, Sunplus recorded an income tax expense of $nil compared to $259,000 for the three months ended December 31, 2008. Sunplus was in a loss situation in the three months ended December 31, 2009.
Fujian QiaoXing and JiaXun were inactive and were not subject to any income tax in the three months ended December 31, 2008.
Non-controlling Interests
Non-controlling interests represented the portion of loss of Sunplus that we do not own. For the three months ended December 31, 2009, non-controlling interests were attributable to the 5% of the equity interest of Sunplus owned by Shanghai Fanna.

Impairment of Assets Held for Sale
Impairment of assets held for sale for the three months ended 31 December 2008 represented the impairment to sell one hundred percent (100%) of Sunplus’ interest in its wholly-owned subsidiary Zhangzhou JiaXun Communication Facility Co., Ltd. (“Zhangzhou Jiaxun”) and eighty percent (80%) of Shanghai Sunplus Communication Technology Co., Ltd. (“Sunplus”), a ninety-five percent (95%) Chinese subsidiary of T-Bay Holdings, Inc.’s interest in its subsidiary Fujian QiaoXing Industry Co., Ltd. (“Fujian QiaoXing”).
On December 31, 2008, Sunplus entered into an agreement with Huizhou Liyin Electronics Co., Ltd. (“Huizhou Liyin”) to sell one hundred percent (100%) of Sunplus’ interest in its wholly-owned subsidiary Zhangzhou JiaXun. The purchase price of Zhangzhou JiaXun was RMB5,000,000 (US$733,000). However, on March 10, 2009, pursuant to a supplemental agreement between Sunplus and Huizhou Liyin, Huizhou Liyin and Sunplus rescinded the original agreement. On the same date, Sunplus entered into another agreement with Qiaoxing Telecom to dispose of all its interest in Zhangzhou JiaXun at a consideration of RMB5,000,000 (US$733,000). The disposal criteria were met on December 31, 2008. On April 9, 2009 legal title and ownership of Zhangzhou Jiaxun were transferred.
On December 31, 2008, Sunplus entered into another agreement with Huizhou Liyin to sell eighty percent (80%) of Sunplus’ interest in its subsidiary Fujian QiaoXing. The purchase price of Fujian QiaoXing was RMB84,000,000 (US$12,312,000). The transaction was completed on March 20, 2009.
The total purchase price of these two companies was RMB89,000,000, equivalent to US$13,045,000, US$3,030,000 less than their book values as of December 31, 2008. As a result, we recorded an impairment loss of US$3,030,000.
There was no such impairment of assets held for sale for the three months ended December 31, 2009.
Net loss attributable to common stockholders
As a result of the above items, net loss attributable to common stockholders was $6,189,000 for the three months ended December 31, 2009, as compared to net loss attributable to common stockholders of $6,120,000 for the three months ended December 31, 2008. This slight aggravation of loss was mainly the result of the significant decrease of income from design services and the increase in operating expenses, offset by the decrease in the impairment of assets held for sale.
Loss per share attributable to common stockholders
We reported loss per share attributable to common stockholders of $0.21, based on a weighted average number of shares outstanding of 30,088,174 for the three months ended December 31, 2009. Our outstanding common stock was 30,088,174 shares as of December 31, 2009. We do not have any preferred stock issued or outstanding warrants or options.

NINE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2008
Overview
Our net revenue decreased 5.4% from $30,569,000 for the nine months ended December 31, 2008 to $28,912,000 for the same period in the current fiscal year, which reflected zero of raw material sales and a transition from design services, accompanied by a substantial increase in our sales of mobile phone components. Our net results for the nine-month period changed from a profit of $760,000 to a loss of $15,596,000. This is primarily due to increase in cost of sales, which was driven by weaker margins on mobile phone components, and an increased provision for doubtful receivables. We recorded a loss per share of $0.52 for the nine months ended December 31, 2009, and earnings per share of $0.03 for the nine months ended December 31, 2008.
Net Revenue

	Nine months ended December 31,
		2009		2008
(in thousand US dollars)	Growth%	Amount	%	Amount	%
Sales of raw materials	-100	N/A	N/A	573	1.9
Sales of mobile phone components	44.1	28,364	98.1	19,679	64.4
Revenue from design services	-94.7	548	1.9	10,317	33.7

NET REVENUE		28,912	100	30,569	100

Our net revenue was $28,912,000 for the nine months ended December 31, 2009, which represented a decrease of $1,657,000, or 5.4%, from $30,569,000 for the nine months ended December 31, 2008. Revenue from sales of mobile phone components was $28,364,000 compared to $19,679,000 in the same period of the previous fiscal year, representing a 44.1% increase. Revenue from design services decreased to $548,000 from $10,317,000 in the same period of the previous fiscal year, representing a 94.7% decrease.

For the nine months ended December 31, 2009, revenue from design services represented 1.9% of total revenue, while revenue from sales of mobile phone components was 98.1%, compared to 33.7% from design services and 64.4% from sales of mobile phone components for the nine months ended December 31, 2008.
Detailed information on sale of mobile phone components
Sales of mobile phone components (PCB and PCBA, the key components in the manufacture of mobile handsets) increased from $19,679,000 to $28,364,000, representing a 44.1% increase. The increase was largely the result of the transfer of orders from design services to mobile phone components. For customers who would like to delay their cash outflow to relieve the strain on their finances, they preferred buying mobile phone components rather than design services.
We design and manufacture PCB and provide PCBA according to our customers’ specifications. We manufactured more PCB and PCBA for our customer for the nine months ended December 31, 2009 when compared with the nine months ended December 31, 2008.
Detailed information on revenue from design services
Revenue from design services decreased from $10,317,000 for the nine months ended December 31, 2008 to $548,000 for the nine months ended December 31, 2009, representing a 94.7% decrease. In the nine months ended December 31, 2009, there was a drastic reduction of customer orders for design services compared with the same period of the previous fiscal year. We believe that as a result of the global financial crisis, aggregate mobile phone handset demand in the Mainland China market, as well as the overseas market, began to shrink after the second half of the fiscal year ended March 31, 2009. By purchasing components rather than design services, customers have been able to conserve cash. We expect sales of design services will start to pick up gradually around the middle of 2010.
Cost of Revenue
For the nine months ended December 31, 2009, cost of revenue increased to $27,054,000 from $18,690,000 for the nine months ended December 31, 2008, representing a 44.8% increase. Cost of revenue primarily consisted of purchase cost of raw and processed materials and salaries of engineers and designers. The increase was largely the result of the transfer of orders from design services, for which cost of revenue is relatively low, as compared to mobile phone components, for which cost of revenue is relatively high.

Gross Profit
Our gross profit was $1,858,000 for the nine months ended December 31, 2009 compared to $11,879,000 for the nine months ended December 31, 2008, representing a 84.4% decrease. The decrease in gross profit was mainly attributable to the significant decrease in revenue from high profit margin design services.
Operating Expenses
Operating expenses consisted of selling expenses and general and administrative (G&A) expenses. For the nine months ended December 31, 2009, operating expenses were $17,764,000, as compared to $6,464,000 for the nine months ended December 31, 2008, representing a 174.8% increase.
Detailed information in respect of operating expenses for the nine months ended December 31, 2009 is as follows:

	Nine months ended December 31,
		2009	% of	2008	% of
(in thousand US dollars)	Growth%	Amount	Net revenue	Amount	net revenue
G&A expenses	181.9	17,668	61.1	6,268	20.5
Selling expenses	-51.0	96	0.3	196	0.6

Operating expenses	174.8	17,764	61.4	6,464	21.1

Operating expenses during the nine month ended December 31, 2009 were $17,764,000, or 61.4% of revenue, compared to $6,464,000, or 21.1 % of revenue for the nine months ended December 31, 2008. The significant increase was mainly attributed to the increase in G&A expenses.
G&A expenses were $17,668,000, or 61.1% of revenue for the nine months ended December 31, 2009, compared to $6,268,000, or 20.5% of revenue for the nine months ended December 31, 2008. The significant increase in G&A expenses was mainly due to increase in allowance for doubtful receivables. With a view to halting further increase in allowance for doubtful receivables, in its decision to grant credit to its customers, the Company has been using more stringent criteria in the evaluation of their creditworthiness.
We increased allowance for doubtful receivables by $17,580,000 for the nine months ended December 31, 2009 as compared to $4,414,000, for the nine months ended December 31, 2008. An allowance for doubtful receivables is maintained for all customers based on a variety of factors, including the overall economy and industrial condition, length of time the receivables are past due, significant one-time events and historical experience. For the nine months ended December 31, 2009, particular consideration was given to the increased credit risk due to the sluggish economic climate, which was evident from the increase in the length of time the receivables were past due.

Selling expenses decreased from $196,000 to $96,000. The decrease was mainly attributable to less marketing-related expenses in keeping with the decline in demand for design services.
(Loss) / Income from Operations
Loss from operation was $15,906,000 for the nine months ended December 31, 2009, compared to income from operation of $5,415,000 for the same period in the previous year. The change from a profit situation to a loss situation was mainly attributable to the decrease of revenue in design service and the increase of allowance for doubtful receivables.
Income Tax
Sunplus is subject to PRC Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai was 25% as of January 1, 2008.
For the nine months ended December 31, 2009, Sunplus recorded an income tax expense $7,000, compared to $1,894,000 in the nine months ended December 31, 2008. The income tax expenses of $7,000 related to an under-provision in the prior year. No income tax expense relating to the current period was recorded for the nine months ended December 31, 2009 as Sunplus was in a loss situation for this period.
Fujian QiaoXing and JiaXun were inactive and were not subject to any income tax in the nine months ended December 31, 2008.
Non-controlling Interests
Non-controlling interests represented the portion of (loss) / income of Sunplus that we do not own. For the nine months ended December 31, 2009, non-controlling interests were attributable to the 5% of the equity interest of Sunplus owned by Shanghai Fanna.

Impairment of Assets Held for Sale
Impairment of assets held for sale for the nine months ended 31 December 2008 represented the impairment to sell one hundred percent (100%) of Sunplus’ interest in its wholly-owned subsidiary Zhangzhou JiaXun Communication Facility Co., Ltd. (“Zhangzhou Jiaxun”) and eighty percent (80%) of Shanghai Sunplus Communication Technology Co., Ltd. (“Sunplus”), a ninety-five percent (95%) Chinese subsidiary of T-Bay Holdings, Inc.’s interest in its subsidiary Fujian QiaoXing Industry Co., Ltd. (“Fujian QiaoXing”).
On December 31, 2008, Sunplus entered into an agreement with Huizhou Liyin Electronics Co., Ltd. (“Huizhou Liyin”) to sell one hundred percent (100%) of Sunplus’ interest in its wholly-owned subsidiary Zhangzhou JiaXun. The purchase price of Zhangzhou JiaXun was RMB5,000,000 (US$733,000). However, on March 10, 2009, pursuant to a supplemental agreement between Sunplus and Huizhou Liyin, Huizhou Liyin and Sunplus rescinded the original agreement. On the same date, Sunplus entered into another agreement with Qiaoxing Telecom to dispose of all its interest in Zhangzhou JiaXun at a consideration of RMB5,000,000 (US$733,000). The disposal criteria were met on December 31, 2008. On April 9, 2009 legal title and ownership of Zhangzhou Jiaxun were transferred.
On December 31, 2008, Sunplus entered into another agreement with Huizhou Liyin to sell eighty percent (80%) of Sunplus’ interest in its subsidiary Fujian QiaoXing. The purchase price of Fujian QiaoXing was RMB84,000,000 (US$12,312,000). The transaction was completed on March 20, 2009.
The total purchase price of these two companies was RMB89,000,000, equivalent to US$13,045,000, US$3,030,000 less than their book values as of December 31, 2008. As a result, we recorded an impairment loss of US$3,030,000.
There was no such impairment of assets held for sale for the nine months ended December 31, 2009.
Net(loss)/Income attributable to common stockholders
As a result of the above items, net loss attributable to common stockholders was $15,596,000 for the nine months ended December 31, 2009, as compared to net income attributable to common stockholders of $760,000 for the nine months ended December 31, 2008. This adverse change was mainly the result of a significant decrease of income from design services and, on the other hand, a significant increase in operating expenses, offset by the decrease in the impairment of assets held for sale.

(Loss)/earnings per share attributable to common stockholders
We reported loss per share attributable to common stockholders of $0.52, based on a weighted average number of shares outstanding of 30,088,174 for the nine months ended December 31, 2009. Our outstanding common stock was 30,088,174 shares as of December 31, 2009. We do not have any preferred stock issued or outstanding warrants or options.
LIQUIDITY AND CAPITAL RESOURCES
Assets
As of December 31, 2009, the total assets of the Company were $34,652,000 which consisted of $32,797,000 in current assets, $1,808,000 in property, plant and equipment (PPE) and $47,000 in intangible assets.
Liabilities
Our total liabilities as of December 31, 2009 were $6,306,000, which consisted of $2,051,000 in current liabilities and $4,255,000 in long-term liabilities. Long-term liabilities were all liabilities due to shareholders.
Capital Resources
For nine months ended December 31, 2009, we were principally engaged in sales of mobile phone components and provision of design solutions of wireless communication devices. We did not declare or pay dividends in the nine months ended December 31, 2009.
For the nine months ended December 31 2009, $19,697,000 was used in operating activities and $14,000 was provided by investing activities and $106,000 was provided by financing activities. Cash and cash equivalents decreased by $19,587,000 to $906,000 as of December 31, 2009 from $20,493,000 as of March 31, 2009.
We used $19,697,000 in operating activities for the nine months ended December 31, 2009, as compared to $2,222,000 generated from operating activities for the same period in the last fiscal year. Net cash used in operating activities for the nine months ended December 31, 2009 related to net loss adjusted for items not involving movement of cash for the period, augmented mainly by the increase in notes receivable of $10,438,000 and the increase in accounts receivable of $21,939,000, offset by the decrease in prepayments, deposits and other receivables of $11,757,000.
In arriving at the net loss, we made an allowance of $17,580,000 for doubtful receivables for the nine months ended December 31, 2009, which did not involve any outflow of cash.

Net cash provided by investing activities amounted to $14,000 for the nine months ended December 31, 2009, compared to net cash used of $1,000 for the same period in the last fiscal year. Cash provided by investing activities for the nine months ended December 31, 2009 was mainly proceeds from the sale of property, plant and equipment.
For the nine months ended December 31, 2009, net cash provided by financing activities was approximately $106,000, compared to net cash provided of $78,000 for the same period in the last fiscal year. For the nine months ended December 31, 2009, net cash flow provided by financing activities related primarily to the increase in advances from a shareholder of $106,000.
As of December 31, 2009, we had capital commitments of $38,000 in relation to acquisition of intangible assets.
We believe that our cash holdings of $906,000 at December 31, 2009 together with the cash to be received when our accounts receivable are paid and when the notes receivable of $10,475,000 mature in March 2010 are sufficient to support our operations and capital commitments, as well as to meet our working capital needs for the next twelve months. The anticipated receipt of $10,475,000 upon the maturity of notes receivable in March 2010, relating to the proceeds from the sale of our subsidiaries Fujian Qiaoxing and Zhangzhou Jiaxun, as well as the orderly collection of our accounts receivable from customers, are necessary to the maintenance of sufficient liquidity and capital resources for our operations during the next 12 months. While we do not anticipate any payment defaults on those obligations, we cannot assure investors that we will receive the proceeds of the notes and accounts receivable in full and on time. A failure to collect would adversely affect our liquidity and capital resources.
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
In connection with the preparation of this Quarterly Report on Form 10-Q for the third quarter ended December 31, 2009, an evaluation was performed by our management, with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.
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
In addition, on September 2, 2009, the two independent directors who composed the audit committee resigned from their positions as independent directors of the Company effective September 2, 2009. There is no audit committee since that date. Our management considers that the absence of an audit committee constitutes a material weakness in our internal controls over financial reporting.

As a result of the foregoing material weaknesses in our internal control over financial reporting, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2009.
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
Change in Internal Controls
There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

T-BAY HOLDINGS, INC. (Registrant)
Date: February 11, 2010	By:	/s/ Xiaofeng Li
Xiaofeng Li, Chief Executive Officer

Date: February 11, 2010	By:	/s/ Xiangning Qin
Xiangning Qin, Chief Financial Officer