Form 10-K
period 2010-03-31
T BAY HOLDINGS INC
filed 2010-06-29
CIK 868689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was US$2,185,189 based on the closing sale price as reported on the Over-the-Counter Bulletin Board. As of June 28, 2010, there were 30,088,174 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

T-Bay Holdings, Inc.
FORM 10-K
For the Year Ended March 31, 2010

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.
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
Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in PART I. ITEM 1A: Risk Factors and PART II. ITEM 7 “Management’s Discussion and Analysis or Plan of Operation” included herein.

PART I.

Item 1.	Business.
Overview
The Company was incorporated under the laws of the State of Utah on August 8, 1984 with the name of “Sharus Corporation” with authorized common stock of 50,000,000 shares with par value of US$0.001 per share. On June 13, 1989 the domicile of the Company was changed to the state of Nevada in connection with a name change to “Golden Quest, Inc.” On January 7, 2002, the name was changed to “T-Bay Holdings, Inc.” as part of a reverse stock split of 400 shares of outstanding stock for one share. On January 17, 2005 the Company carried out a reverse stock split of 20 shares of outstanding stock for one share. After the reverse split, the Company has authorized common stock of 100,000,000 shares common stock and 10,000,000 shares of preferred stock both with par value of US$0.001.
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
We conduct our business mainly through our 100% owned subsidiary Amber Link, which sells mobile phone components to mobile phone handset producers in China. We also conduct our business through our 95% owned subsidiary, Shanghai Sunplus Communication Technology Co., Ltd., a Sino-foreign joint venture established in China in 2002, which provides a wide span of mobile handset design and other services to leading mobile handset brand owners in China.
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
Corporate Structure
On August 16, 2005, T-Bay Holdings completed a reverse merger with Wise Target and Amber Link which made them wholly owned subsidiaries of the Company. Wise Target owned a 75% interest and Amber Link owned a 20% interest in Sunplus. The remaining 5% interest of Sunplus is owned by Shanghai Fanna Industrial Product Design Co., Ltd. (“Shanghai Fanna”). Wise Target and Amber Link are investment holding companies incorporated in the British Virgin Islands whereas Shanghai Fanna is a privately-owned company established in China in 2001. In March 2009, Wise Target transferred all its holdings (75%) in Sunplus to Amber Link for US$2,885,000 (HK$22,500,000). As a result of this transaction, Amber Link directly owned 95% of Sunplus and this transaction had no impact on the Company’s effective holdings of Sunplus. Shanghai Fanna Industrial Design Co., Ltd. continued to own the remaining 5% interest in Sunplus. On November 25, 2009, the Company transferred all its holdings (100%) in Amber Link to Wise Target for US$2,600. As a result of this transaction, the Company indirectly holds Amber Link and this transaction had no impact on the Company’s effective holdings of Amber Link and Sunplus.
In January 2007, Sunplus established Zhangzhou JiaXun Communication Facility Co.,Ltd. (“JiaXun”), a 100% owned subsidiary in Zhangzhou in Fujian province. In March 2007, JiaXun and Sunplus, respectively acquired 20% and 80% interest in Fujian QiaoXing Industry Co.,Ltd.(“Fujian QiaoXing”) for the construction of a technology park for long term development in the mobile telecommunication industry. Fujian QiaoXing was established on February 13, 2004, with a registered capital of RMB20,000,000 (US$2,590,000).

In December, 2008, Sunplus, our 95%-owned Chinese subsidiary entered an agreement with Huizhou Liyin Electronics Co., Ltd. (“Huizhou Liyin”) to sell 100% of Sunplus’ interest in its wholly-owned subsidiary JiaXun for RMB5,000,000 and Eighty Percent (80%) of Sunplus’ interest in its subsidiary Fujian QiaoXing Industry for RMB84,000,000.
In March 2009, Sunplus terminated the agreement with Huizhou Liyin relating to sale of its interest in JiaXun and Fujian Qiao Xing and entered into another agreement to sell to Qiaoxing Telecommunication Industry Company Limited (“QiaoXing Telecom”) 100% of Sunplus’ interest in its wholly-owned subsidiary JiaXun for RMB5,000,000 and Eighty Percent (80%) of Sunplus’ interest in its subsidiary Fujian QiaoXing for RMB84,000,000. The transfers of Jia Xun and Fujian QiaoXing were completed on April 9 and March 20, 2009, respectively.
The current corporate structure of T-Bay Holdings is as follows:
Services and Products
We are a provider of high quality mobile handset design services. We tailor-make our services and products based on the requirements of our customers. Our services mainly include:
Design Service
Mobile handset design: We have special project teams to work closely with our customers to monitor and coordinate the progress of each new design project.
Industrial and mechanical design: We design the exterior outlook and mechanical structure of a mobile handset. We adopt the user-orientation design concept and focus our product design on the personality of target end-users.

Hardware design: We design the core printed circuit board layout. We also have special engineering teams on the design of baseband and radio frequency parts of mobile handsets based on chip platforms.
Software design: We design the software system for the mobile handset and its functional modules. We are capable of developing our own software in man-machine-interface and the driver software for LCD display, camera, harmonic ring tones and MP3 functions.
Other Design Services: We can also design other electronic devices based on wireless technology.
Production Services
Based on the request of our customers, we also manufacture handset components. These mainly include printed circuit boards (PCB) and printed circuit board assembly (PCBA). They are the backbones of mobile handsets. We subcontract the production work to third party manufacturers. We have a quality assurance team to monitor the production process to ensure the products can meet our quality requirements.
Business Model
As a wireless telecommunication design house in China, we generate our revenue mainly by selling mobile phone components and by charging design services fees.
Revenue from Sales of Handsets and Components
We provide production support to facilitate our customers’ manufacture of mobile handset components. By closely working with our OEMs, we manufacture and sell PCBs and PCBAs to our customers. We make to order. No inventory is held and purchases of goods are made only for firm orders received from customers. We are fully responsible for cost control and quality control.
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
We also charge royalty fees based upon the product sales volume of our customers. When the whole handset is sold in the market, we charge royalty fees monthly on every handset manufactured by our customers using our designs. We usually ask for a minimum volume term in our contracts to encourage a larger volume order in a certain period of time.
Competitive Strengths
Strategic Relationships with Business Partners
We work closely with the world’s leading technology and platform providers in the mobile handset industry which is characterized by rapid technological changes to keep abreast of and have access to the latest technologies.
We have also established good relationships with subcontractors which provide production services for mobile phone components.

Quick Market Response
We pursue a market-oriented product development strategy, grasping end-users’ preferences and tastes. Our experience and expertise enables us to complete a design solution in only two to three months, which helps to reduce the time for the mobile handsets designed by us to reach the market.
Strong R&D capability
We have a professional and competent team to handle the wide spectrum of mobile phone design jobs, including industrial design, structural design, electronics design, software design and machine-man interface design. Some of our engineers were formerly employed by mobile communication leaders such as Motorola, Siemens or BenQ.
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
Current Business Development
During the year ended March 31, 2010, we kept working closely with strategic partners and have developed Wideband Code Division Multiple Access (“W-CDMA”) and, Time Division Synchronous Code Division Multiple Access (“TD-SCDMA”) solutions specially for the China market. As the telecommunication industry in China was affected by the global financial crisis, with its consequence in various manifestations, we postponed long-term projects.
Products Geographic Coverage
In terms of revenue, over 90% of our mobile handsets designed by us were within the China and Hong Kong markets. The Company did not sell products to consumers directly, but instead through the sales networks of our customers. According to sales information provided by our customers, products designed or manufactured by us were sold in major cities, secondary cities and small towns throughout China, covering all provinces of China.
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
Through our quality assurance team, we adopt stringent quality procedures at the design stage, incoming quality assurance of components and parts, assembly testing and final quality testing. Our selection criteria for suppliers emphasize reputation, time to supply, availability of components and parts, among other factors.

Sales and marketing
Our sales force consists of approximately 13 salespeople and support personnel. Most of them have many years of experience in the telecommunication industry. They are responsible for establishing and maintaining client relationships, trying to fulfill customers’ special needs, and introducing new technologies and applications in the telecommunications field.
Intellectual Property
We believe protection of our intellectual property rights is extremely important for our business. As of March 31, 2010, we have registered 17 patents in China, of which 15 have been approved. All of them are patents for product appearance. We have also registered six copyrights for software. All of them are games and applications for mobile phone.
Our Competitors
There are more than a hundred mobile phone design houses in China, including market leaders such as China TechFaith Wireless Communication Technology Limited, Shanghai Longcheer Telecommunication Co.,Ltd and SIMCom Information Technology Ltd. Other major design houses include Shanghai WenTai Communication Technology Co., Ltd., Shanghai Huaqi Telecom Technology Co., Ltd., Shenzhen Jinwave Technology Co., Ltd. and Shenzhen Yulong Communication Technology Co., Ltd. We believe Shanghai Longcheer and Shanghai Simcom are our most direct competitors.
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
Employees
As of March 31, 2010, we had approximately 80 full-time employees employed in China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.
Web Site Access to Our Periodic SEC Reports
You may read and copy any public reports we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site http://www.sec.gov that contains reports and information statements, and other information that we filed electronically.

Item 1A.	Risk Factors.
Set forth below is a description of factors that may affect our business, results of operations and share price from time to time.
Aggregate demand for the types of mobile phone handsets to which our design services were suited have been on a downward trend. We are looking at ways to deal with this adverse change in the market. If we do not solve this problem within a reasonable period of time, our long-term financial performance and condition would be adversely affected.
As a result of the global financial crisis and its consequence in its various manifestations, and also the change in consumer preference, aggregate demand for the types of mobile phone handsets to which our design services were suited, in the Mainland China market as well as the overseas market, have been on a downward trend. We are looking at ways to deal with this adverse change in the market. We may diversify into new businesses. However, it may take time to find new businesses to which we are suited and which offer a reasonable prospect of success. In the meantime, we plan to be prudent in the management of the Company, with a view to conserve cash. If this adverse situation continued for a long time, our long-term financial performance and condition would be adversely affected.

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
Our business depends on continued growth in mobile communications in terms of the number of existing mobile subscribers who upgrade or simply replace their existing mobile devices, the number of new subscribers and increased usage. As well, our sales and profitability are affected by the extent to which there is increasing demand for, and development of, value-added services, leading to opportunities for us to successfully market mobile devices that feature these services. These developments in our industry are to a certain extent outside of our control. For example, we are dependent on operators in highly penetrated markets to successfully introduce services that cause a substantial increase in usage of voice and data. Further, in order to support a continued increase in mobile subscribers in certain low-penetration markets, we are dependent on operators to increase their sales volumes of lower-cost mobile devices and to offer affordable rates. If operators are not successful in their attempts to increase subscriber numbers, stimulate increased usage or drive replacement sales, our business and results of operations could be materially adversely affected.
Our industry continues to undergo significant changes. First, the mobile communications, information technology, media and consumer electronics industries are converging in some areas into one broader industry leading to the creation of new types of mobile devices, services and ways to use mobile devices. Second, while participants in the mobile communications industry once provided complete products and solutions, industry players are increasingly providing specific hardware and software layers for products and solutions. As a result of these changes, new market segments within our industry have begun to emerge and we have made significant investments in new business opportunities in certain of these market segments, such as smartphones, imaging, games, music and enterprise mobility infrastructure. However, a number of the new market segments in the mobile communications industry are still in the early stages of their development, and it may be difficult for us to accurately predict which new market segments are the most advantageous for us to focus on. As a result, if the segments on which we have chosen to focus grow less than expected, we may not receive a return on our investment as soon as we expect, or at all. We may also forego growth opportunities in new market segments of the mobile communications industry on which we do not focus.
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
Furthermore, as a result of ongoing technological developments, our products and solutions are increasingly used together with components or layers that have been developed by third parties, whether or not we have authorized their use with our products and solutions. However, such components, such as batteries, or layers, such as software applications, may not be compatible with our products and solutions and may not meet our and our customers’ quality, safety or other standards. As well, certain components or layers that may be used with our products may enable our products and solutions to be used for objectionable purposes, such as to transfer content that might be hateful or derogatory. The use of our products and solutions with incompatible or otherwise substandard components or layers, or for purposes that are inappropriate, is largely outside of our control and could harm our reputation in the industry.
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
We serve a diverse range of customers, ranging from mobile network operators, distributors, independent retailers to enterprise customers, across a variety of markets. In many of these markets, the mobile communications industry is at different stages of development, and many of these markets have different characteristics and dynamics, for example, in terms of mobile penetration rates and technology, features and pricing preferences. Establishing and maintaining good relationships with our customers and understanding trends and needs in their markets require us to timely obtain and evaluate a complex array of feedback and other data. We must do this efficiently in order to be able to identify key market trends and address our customers’ needs proactively and in a timely manner. If we fail to analyze correctly and respond timely and appropriately to customer feedback and other data, our business may be materially adversely affected.
Certain mobile network operators require mobile devices to be customized to their specifications, by requesting certain preferred features, functionalities or design, together with co-branding with the network operator’s brand. We believe that customization is an important element in gaining increased operator customer satisfaction and we are working together with operators on product planning as well as accelerating product hardware and software customization programs. These developments may result in new challenges as we provide customized products, such as the need for us to produce mobile devices in smaller lot sizes, which can impede our economies of scale, or the potential for the erosion of the Sunplus brand, which we consider to be one of our key competitive advantages.
In order to meet our customers’ needs, we need to introduce new devices on a timely basis and maintain a competitive product portfolio. For us, a competitive product portfolio means a broad and balanced offering of commercially appealing mobile devices with attractive features, functionality and design for all major user segments and price points. If we do not achieve a competitive portfolio, we believe that we will be at a competitive disadvantage, which may lead to lower revenue and lower profits.

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
The markets for our products and solutions are intensely competitive. This competition has required us to extend lenient payment terms to our customers, which adversely affects cash flows. Industry participants normally compete with each other mainly on the basis of the breadth and depth of their product portfolios, price, operational and manufacturing efficiency, technical performance, product features, quality, customer support and brand recognition. We are facing increased competition from both our traditional competitors in the mobile communications industry as well as a number of new competitors, particularly from countries where production costs tend to be lower. Some of these competitors have used, and we expect will continue to use, more aggressive pricing strategies, different design approaches and alternative technologies than ours. In addition, some competitors have chosen a strategy of focusing on productization based on commercially available technologies and components, which may enable them to introduce products faster and with lower levels of research and development spending than our company.
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
A variety of factors discussed throughout these Risk Factors could affect our ability to reach our targets and give accurate forecasts. Although we can influence some of these factors, some of them depend on external factors that are beyond our control. In our mobile device businesses, we seek to maintain healthy levels of sales and profitability through offering a competitive portfolio of mobile devices, growing faster than the market, working to improve our operational efficiency, controlling our costs, and targeting timely and successful product introductions and shipments. The quarterly and annual sales and operating results in our mobile device businesses also depend on a number of other factors that are not within our control. Such factors include the global growth in mobile device volumes, which is influenced by, among other factors, regional economic factors, competitive pressures, regulatory environment, the timing and success of product and service introductions by various market participants, including network operators, the commercial acceptance of new mobile devices, technologies and services, and operators’ and distributors’ financial situations. Our sales and operating results are also impacted by fluctuations in exchange rates and at the quarterly level by seasonality. In developing markets, the availability and cost, through affordable tariffs, of mobile phone service compared with the availability and cost of fixed line networks may also impact volume growth.
In our mobile networks business, we also seek to maintain healthy levels of sales and profitability and try to grow faster than the market. Our networks business’s quarterly and annual net sales and operating results can be affected by a number of factors, some of which we can influence, such as our operational efficiency, the level of our research and development investments and the deployment progress and technical success we achieve under network contracts. Other relevant factors include operator investment behavior, which can vary significantly from quarter to quarter, competitive pressures and general economic conditions although these are not within our control.

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
Our sales and results of operations could be adversely affected if we fail to efficiently manage our manufacturing and logistics without interruption, or fail to ensure that our products and solutions meet our and our customers’ quality, safety and other requirements and are delivered in time.
Our manufacturing and logistics requirements are complex, call for advanced and costly equipment and include outsourcing to third parties. These operations are continuously modified in an effort to improve manufacturing efficiency and flexibility. We may experience difficulties in adapting our supply to the demand for our products, ramping up or down production at our facilities, adopting new manufacturing processes, finding the timeliest way to develop the best technical solutions for new products, or achieving manufacturing efficiency and flexibility, whether we manufacture our products and solutions ourselves or outsource to third parties. Such difficulties may have a material adverse effect on our sales and results of operations and may result from, among other things: delays in adjusting or upgrading production at our facilities, delays in expanding production capacity, failure in our manufacturing and logistics processes, failures in the activities we have outsourced, and interruptions in the data communication systems that run our operations. Also, a failure or an interruption could occur at any stage of our product creation, manufacturing and delivery processes, resulting in our products and solutions not meeting our and our customers’ quality, safety and other requirements, or being delivered late, which could have a material adverse effect on our sales, our results of operations and reputation and the value of the Sunplus brand.
We depend on our suppliers for the timely delivery of components and for their compliance with our supplier requirements, such as, most notably, our and our customers’ product quality, safety and other standards. Their failure to do so could adversely affect our ability to deliver our products and solutions successfully and on time.
Our manufacturing operations depend to a certain extent on obtaining adequate supplies of fully functional components on a timely basis. Our principal supply requirements are for electronic components, mechanical components and software, which all have a wide range of applications in our products. Electronic components include integrated circuits, microprocessors, standard components, memory devices, cameras, displays, batteries and chargers while mechanical components include covers, connectors, key mats and antennas. In addition, a particular component may be available only from a limited number of suppliers. Suppliers may from time to time extend lead times, limit supplies or increase prices due to capacity constraints or other factors, which could adversely affect our ability to deliver our products and solutions on a timely basis. Moreover, even if we attempt to select our suppliers and manage our supplier relationships with scrutiny, a component supplier may fail to meet our supplier requirements, such as, most notably, our and our customers’ product quality, safety and other standards, and consequently some of our products are unacceptable to us and our customers, or we may fail in our own quality controls. Moreover, a component supplier may experience delays or disruption to its manufacturing, or financial difficulties. Any of these events could delay our successful delivery of products and solutions that meet our and our customers’ quality, safety and other requirements, or otherwise adversely affect our sales and our results of operations. Also, our reputation and brand value may be affected due to real or merely alleged failures in our products and solutions.

We are developing a number of our new products and solutions together with other companies. If any of these companies were to fail to perform, we may not be able to bring our products and solutions to market successfully or in a timely way and this could have a material adverse impact on our sales and profitability.
We continue to invite the providers of technology, components or software to work with us to develop technologies or new products and solutions. These arrangements involve the commitment by each company of various resources, including technology, research and development efforts, and personnel. Although the target of these arrangements is a mutually beneficial outcome for each party, our ability to introduce new products and solutions that meet our and our customers’ quality, safety and other standards successfully and on schedule could be hampered if, for example, any of the following risks were to materialize: the arrangements with the companies that work with us do not develop as expected, the technologies provided by the companies that work with us are not sufficiently protected or infringe third parties’ intellectual property rights in a way that we cannot foresee or prevent, the technologies, products or solutions supplied by the companies that work with us do not meet the required quality, safety and other standards or customer needs, our own quality controls fail, or the financial standing of the companies that work with us deteriorates.
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
Our products and solutions include increasingly complex technology involving numerous new proprietary technologies, as well as some developed or licensed to us by certain third parties. As a consequence, evaluating the protection of the technologies we intend to use is more and more challenging, and we expect increasingly to face claims that we have infringed third parties’ intellectual property rights. The use of increasingly complex technology may also result in increased licensing costs for us, restrictions on our ability to use certain technologies in our products and solution offerings, and/or costly and time-consuming litigation. Third parties may also commence actions seeking to establish the invalidity of intellectual property rights on which we depend.
Our products and solutions include increasingly complex technology involving numerous new proprietary technologies, as well as some developed or licensed to us by certain third parties. As the amount of such proprietary technologies needed for our products and solutions continues to increase, the number of parties claiming rights continues to increase and becomes more fragmented within individual products, and as the complexity of the technology and the overlap of product functionalities increases, the possibility of more infringement and related intellectual property claims against us also continues to increase. The holders of patents potentially relevant to our product and solution offerings may be unknown to us, or may otherwise make it difficult for us to acquire a license on commercially acceptable terms. There may also be technologies licensed to and relied on by us that are subject to claims of infringement or other corresponding allegations by others which could damage our ability to rely on such technologies.
In addition, although we endeavor to ensure that companies that work with us possess appropriate intellectual property rights or licenses, we cannot fully avoid risks of intellectual property rights infringement created by suppliers of components and various layers in our products and solutions or by companies with which we work in cooperative research and development activities. Similarly, we and our customers may face claims of infringement in connection with our customers’ use of our products and solutions. Finally, as all technology standards, including those used and relied on by us, include some intellectual property rights, we cannot fully avoid risks of a claim for infringement of such rights due to our reliance on such standards. We believe that the number of third parties declaring their intellectual property to be relevant to these standards is increasing, which may increase the likelihood that we will be subject to such claims in the future.

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
In addition, other companies may commence actions seeking to establish the invalidity of our intellectual property, such as, patent rights. In the event that one or more of our patents are challenged, a court may invalidate the patent or determine that the patent is not enforceable, which could harm our competitive position. If any of our key patents are invalidated, or if the scope of the claims in any of these patents is limited by a court decision, we could be prevented from licensing the invalidated or limited portion of our intellectual property rights. Even if such a patent challenge is not successful, it could be expensive and time consuming, divert management attention from our business and harm our reputation. Any diminution of the protection that our own intellectual property rights enjoy could cause us to lose some of the benefits of our investments in R&D, which may have a negative effect on our results of operations.
If we are unable to recruit, retain and develop appropriately skilled employees, we may not be able to implement our strategies and, consequently, our results of operations may suffer.
We must continue to recruit, retain and through constant competence training develop appropriately skilled employees with a comprehensive understanding of our businesses and technologies. As competition for skilled personnel remains keen, we seek to create a corporate culture that encourages creativity and continuous learning. We are also continuously developing our compensation and benefit policies and taking other measures to attract and motivate skilled personnel, to deal in particular with the recent demand for pay raises. Nevertheless, we have encountered in the past, and may encounter in the future, shortages of appropriately skilled personnel, which may hamper our ability to implement our strategies and harm our results of operations.
Our sales derived from, and assets located in the PRC, an emerging market country, may be adversely affected by economic, regulatory and political developments there. As our sales are derived from it, economic or political turmoil in the PRC could adversely affect our sales and results of operations. Our investments in the PRC may also be subject to other risks and uncertainties.
We generate sales from and have invested in the PRC. As our sales are derived from the PRC, economic or political turmoil there could adversely affect our sales and results of operations. Our investments in the PRC may also be subject to risks and uncertainties, including unfavorable taxation treatment, exchange controls, challenges in protecting our intellectual property rights, nationalization, inflation, incidents of terrorist activity, currency fluctuations, or the absence of, or unexpected changes in, regulation as well as other unforeseeable operational risks.

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
Our business is subject to direct and indirect regulation in each of the countries in which we, and the companies with which we work, or our customers, do business. As a result, changes in various types of regulations applicable to current or new technologies, products or services could affect our business adversely. For example, it is in our interest that the Federal Communications Commission maintains a regulatory environment that ensures the continued growth of the wireless sector in the United States. In addition, changes in regulation affecting the construction of base stations and other network infrastructure could adversely affect the timing and costs of new network construction or expansion and the commercial launch and ultimate commercial success of these networks.
Moreover, the implementation of new technological or legal requirements, such as the requirement in the United States that all handsets must be able to indicate their physical location, could impact our products and solutions, manufacturing or distribution processes, and could affect the timing of product and solution introductions, the cost of our production, products or solutions as well as their commercial success. Finally, export control, tariff, environmental, safety and other regulation that adversely affect the pricing or costs of our products and solutions as well as new services related to our products could affect our net sales and results of operations. The impact of these changes in regulation could affect our business adversely even though the specific regulations do not always directly apply to us or our products and solutions.
Our stock price has been historically volatile and may continue to be volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.
The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the twelve months ended March 31, 2010, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from US$0.05 to US$1.01 per share and the closing sale price on June 28, 2010 was US$0.10 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
As of March 31, 2010, we have an R&D headquarter in Shanghai, China and an office in Huizhou, Guangdong, China.
Our principal executive offices occupy area of 140 square meters on the 9th floor YongSheng Building, Zhongshan Xi Road, Xuhui District, Shanghai, China. The rental is US$2,000 per month. We also rent 950 square meters of office space in the QiaoXing Industry and Technology Zone, Tangquan, Huizhou, Guangdong, China. The rental is US$1,400 per month. These leased premises house the R&D and design department, product testing facilities, maintenance and administrative departments.

Item 3.	Legal Proceedings.
We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the Over-the-Counter Bulletin Board under the symbol “TBYH.OB”. As of May 26, 2010, there were: (i) 319 shareholders of record, without giving effect to determining the number of shareholders who hold shares in “street name” or other nominee status; (ii) no outstanding options to purchase shares of our common stock; (iii) 30,088,174 outstanding shares of our common stock, of which 9,640,186 shares are either freely tradable or eligible for sale under Rule 144 or Rule 144K, and (iv) no shares subject to registration rights.
The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.
Sales Price

	High		Low
Fiscal 2010
First Quarter	US$	1.01	US$	0.21
Second Quarter	US$	0.50	US$	0.11
Third Quarter	US$	0.45	US$	0.20
Fourth Quarter	US$	0.30	US$	0.05

Fiscal 2009
First Quarter	US$	2.70	US$	1.80
Second Quarter	US$	2.36	US$	1.55
Third Quarter	US$	2.01	US$	0.65
Fourth Quarter	US$	0.63	US$	0.20
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
Recent Sales of Unregistered Securities
During the year ended March 31, 2010, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

	Year Ended March 31
	In thousands, except share amounts
	2008		2009		2010

Revenue	US$	45,681	US$	34,838	US$	35,867
Cost of sales	US$	23,539	US$	24,440	US$	34,930
Gross profit	US$	22,142	US$	10,398	US$	937
Depreciation and amortization	US$	965	US$	1,012	US$	874
Selling and distribution expenses	US$	280	US$	245	US$	129
General and administrative expenses	US$	3,264	US$	10,043	US$	7,959
Other operating expenses	US$	—	US$	5,075	US$	—
Other income	US$	185	US$	545	US$	180
Interest expense	US$	3	US$	—	US$	—
Gain on disposal of a subsidiary	US$	—	US$	—	US$	43
Income (loss) before income taxes and noncontrolling interest	US$	18,780	US$	(4,420)	US$	(6,928)
Income tax expense	US$	3,188	US$	1,900	US$	7
Noncontrolling interests	US$	659	US$	429	US$	427
Net income/(loss) attributable to the Shareholders of the Company	US$	14,554	US$	(8,713)	US$	(6,508)
Income per Share — basic	US$	0.48	US$	(0.29)	US$	(0.22)
Income per Share — diluted	US$	0.48	US$	(0.29)	US$	(0.22)

	Year Ended March 31
	In thousands, except share amounts
	2008		2009		2010

Balance Sheet Data:
Cash and cash equivalents	US$	23,330	US$	20,493	US$	703
Total current assets	US$	43,227	US$	48,585	US$	13,230
Assets of discontinued operations	US$	18,954	US$	724	US$	—
Total assets	US$	65,664	US$	51,867	US$	43,356
Accounts Payables	US$	688	US$	466	US$	155
Total current liabilities	US$	9,141	US$	3,415	US$	1,994
Liabilities of discontinued operation	US$	3,313	US$	—	US$	—
Long-term liabilities	US$	4,177	US$	4,255	US$	4,255
Total stockholders’ equity	US$	49,689	US$	41,929	US$	35,445

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

The following review concerns the year ended March 31, 2010.
In the wake of the global financial crisis, our customers have become slow in their payments. The Company does not expect settlement from customers within twelve months from the date of sale of goods or services. Therefore, in the financial statements, accounts receivable relating to revenue for the year ended March 31, 2010 have been discounted based on the future contractual cash flows at the current market interest rate that is available to the Company for similar financial instruments of 5%. US$1,425,000 was debited to revenue accordingly. Also, the customers changed their orders from design services to mobile phone components, to provide some relief to the financial strain that they have. This behavior has the effect of transferring part of the financing of the production of mobile phone handsets from our customers to us. This, together with the reduction in aggregate demand in the types of mobile phones to which our design services were suited, in the Mainland China market as well as the overseas market, resulted in a drastic reduction of customer orders for design services, for which the gross margin is relatively high. In addition to accounts receivable from our customers, our assets in the balance sheet as of March 31, 2010 also included other receivables which mainly represented remaining sales proceeds receivables of US$10,475,000 for disposal of 80% interest in Fujian QiaoXing. We expect to recover this amount in full by March 31, 2011, and no allowance for doubtful receivable had been made. The global financial crisis, and its consequence in various manifestations, has also caused an increase in credit risk on our receivables. We believe that we have made adequate provision for doubtful accounts in our financial statements. However, if the provision turns out to be inadequate, then our financial performance and our financial position will be adversely affected. The decline in purchases of design services and the slowness in collecting our accounts receivable pose potential risks to our financial performance. While there are limited steps that Management can take to mitigate these potential risks, we cannot be assured that our customers’ financial position will improve. Our business model has been adjusted with a view to conserve cash to allow us to get through this extended period of temporary hardship. The orderly collection of our long-outstanding accounts receivable and other receivables is necessary to the maintenance of sufficient liquidity and capital resources for our operations during the next 12 months. While we believe that adequate provisions on our accounts receivable and other receivables have been made, we cannot assure investors that their carrying amount (net of provision) will be received in full within the anticipated time frame. A failure to collect the anticipated amount within the anticipated time frame would adversely affect our liquidity and capital resources.
Overview
Our net revenue increased 2.9% from US$34,838,000 for the year ended March 31, 2009 to US$35,867,000 for year ended 31 March 2010, which was the net result of a drop in revenue from design services, and an increase in revenue from our sales of mobile phone components. Our net results for the year changed from a loss of US$8,713,000 to a loss of US$6,508,000. This reduction of loss was the net result of the decrease in gross profit on the one hand, and the decrease in general and administrative expenses, the decrease in other operating expenses, the decrease in income tax and the decrease in the loss from discontinued operations on the other hand. We recorded a loss per share of US$0.22 for the year ended March 31, 2010, and a loss per share of US$0.29 for the year ended March 31, 2009.
Net Revenue

	Fiscal Year Ended March 31
(in thousands of US dollars)	2010		%	2009	%	Variance		%
Sales of mobile phone components	US$	35,212	98.2	23,614	67.8	US$	11,598	49.1%
Revenue from design services	US$	655	1.8	11,224	32.2	US$	(10,569)	-94.2%

NET REVENUE	US$	35,867	100.0	34,838	100.0	US$	1,029	2.9%

Our net revenue was US$35,867,000 for the year ended March 31, 2010, which represented an increase of US$1,029,000, or 2.9%, from US$34,838,000 for the year ended March 31, 2009. Revenue from sales of mobile phone components was US$35,212,000 compared to US$23,614,000 in the previous fiscal year, representing a 49.1% increase. Revenue from design services decreased to US$655,000 from US$11,224,000 in previous fiscal year, representing a 94.2% decrease.
Our net revenue increase was the net result of the increase in the sales of mobile phone components and the decrease in design services. In the fiscal year ended March 31, 2010, customers did not place as many orders for design services, but placed more orders for mobile phone components. As a result, the percentage of our revenue from sales of mobile phone components increased substantially as compared with prior year.
For the year ended March 31, 2010, revenue from design services represented 1.8% of total revenue, while revenue from sales of mobile phone components was 98.2%, compared to 32.2% from design services and 67.8% from sales of mobile phone components for the year ended March 31, 2009.
Detailed information on sale of mobile phone components
Sales of mobile phone components (PCB and PCBA, the key components in the manufacture of mobile handsets) increased from US$23,614,000 to US$35,212,000, representing a 49.1% increase. The increase was largely the result of the transfer of orders from design services to mobile phone components. For customers who would like to relieve the strain on their finances, they preferred buying mobile phone components rather than design services, which requires more capital investments.
We design and manufacture PCB and provide PCBA according to our customers’ specifications. We manufactured more PCB and PCBA for our customers for the year ended March 31, 2010 when compared with the year ended March 31, 2009.
Detailed information on revenue from design services
Revenue from design services decreased from US$11,224,000 for the year ended March 31, 2009 to US$655,000 for the year ended March 31, 2010, representing a 94.2% decrease. In the year ended March 31, 2010, there was a drastic reduction of customer orders for design services compared with the previous fiscal year. We believe that as a result of the global financial crisis and its consequence in its various manifestations, and also the change in consumer preference, aggregate demand for the types of mobile phone handsets to which our design services were suited, in the Mainland China market as well as the overseas market, had been on a downward trend. The decrease in design services was to a certain extent also the result of order transfer, as customers shifted from purchasing design services to purchasing components. By purchasing components rather than design services, customers have been able to conserve cash.
Cost of Revenue
For the fiscal year ended March 31, 2010, cost of revenue increased to US$34,930,000 from US$24,440,000 in the fiscal year ended March 31, 2009, representing a 42.9% increase. Cost of revenue primarily consisted of the purchase cost of raw and processed materials.
Detailed information on Cost of Revenue

	Fiscal Year Ended March 31
(in thousands of US dollars)	2010		2009		Variance		%

Cost of revenue	US$	34,930	US$	24,440	US$	10,490	42.9%
Raw materials	US$	34,104	US$	22,952	US$	11,152	48.6%
R&D	US$	—	US$	17	US$	-17	-100.0%
Salaries	US$	791	US$	938	US$	-147	- 15.7%
Business tax	US$	35	US$	533	US$	-498	- 93.4%

The increase in cost of revenue was mainly attributable to an increase in the purchase of raw materials. As we manufactured more PCB and PCBA boards for our customers, we purchased more raw materials in the current fiscal year than in the fiscal year ended March 31, 2009. Key materials for manufacture such as chipsets and PCB blank boards accounted for a large proportion of cost of raw materials. The cost of raw material increased by US$11,152,000, or 48.6%, from US$22,952,000 for the fiscal year ended March 31, 2009.
Gross profit
Our gross profit was US$937,000 for the fiscal year ended March 31, 2010 as compared to US$10,398,000 for the fiscal year ended March 31, 2009, representing a 91.0% decrease. The decrease in gross profit was mainly attributable to the significant decrease in revenue from design services with high profit margin.
Operating Expenses
Operating expenses consist of selling expenses and general and administrative (G&A) expenses and other operating expenses. For the fiscal year ended March 31, 2010, operating expenses were US$8,088,000, as compared to US$15,363,000 for the fiscal year ended March 31, 2009, representing a 47.4% decrease.
Detailed information of operating expenses for the years ended March 31, 2010 and 2009 is as follows:

	Fiscal Year Ended March 31,
	2010			2009
(in thousands of US dollars)	Amount		% of net revenue	Amount		% of net revenue

Operating Expenses	US$	8,088	22.5%	US$	15,363	44.1%

Selling Expenses	US$	129	0.4%	US$	245	0.7%

G&A Expenses	US$	7,959	22.2%	US$	10,043	28.8%

Other Operating Expenses	US$	—	0%	US$	5,075	14.6%
Operating expenses during the fiscal year ended March 31, 2010 were US$8,088,000, 22.5% of revenue, compared to US$15,363,000, or 44.1% of revenue, for the fiscal year ended March 31, 2009. The decrease was mainly attributed to the decrease in G&A expenses and the decrease in other operating expenses.
Selling expenses decreased from US$245,000 to US$129,000. The decrease was mainly attributable to the closure of our sales office in Shenzhen.
G&A expenses were US$7,959,000, 22.2% of revenue, compared to US$10,043,000, or 28.8% of revenue in the last fiscal year. The decrease in G&A expenses was mainly due to the decrease of allowance for doubtful receivables from US$8,077,000 to US$6,227,000 and a decrease of salaries. Included in the G&A expenses was the charge for allowance for doubtful receivables. We increased allowance for doubtful receivables by US$6,227,000 for the year ended 31 March 2010. The allowance for doubtful receivables was US$15,429,000 as of March 31, 2010 compared to US$9,202,000 as of March 31, 2009. Allowance for doubtful receivables is maintained for all customers based on a variety of factors, including the overall economy and industry condition, length of time the receivables are past due, significant one-time events and historical experience. For the year ended March 31, 2010, particular consideration was given to the increased credit risk due to the sluggish economic climate, which was evident from the increase in the length of time the receivables were past due. With a view to halting further increases in allowance for doubtful receivables, in its decision to grant credit to its customers, the Company has been using more stringent criteria in the evaluation of their creditworthiness.

Other operating expenses for the fiscal year ended March 31,2009 represented compensation of US$5,075,000 (2010: US$nil) to two customers to compensate them for subcontracting fees and raw materials consumed for two defectively designed mobile phone PCBAs.
Loss from Operations
Loss from operations was US$7,151,000 in fiscal year ended March 31, 2010, compared to loss of US$4,965,000 in year ended March 31, 2009. This increase in loss was the net result of the decrease of revenue in design service with relatively high gross profit margin, which was not adequately made up for by the increase in the sales of mobile phone components with relatively low profit margin on the one hand, and the decrease in compensation to customers on the other hand.
Income Tax
Sunplus is subject to PRC Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai was 25%.
For the year ended March 31, 2010, Sunplus recorded an income tax expense US$7,000, compared to US$1,900,000 in the year ended March 31, 2009. The income tax expenses of US$7,000 related to an under-provision in the prior year. No income tax expense relating to the current fiscal year was recorded for the year ended March 31, 2010 as Sunplus incurred a loss for this fiscal year.
Non-controlling Interest
Non-controlling interest represents the portion of loss of Sunplus that we do not own. In the fiscal year ended March 31, 2010, non-controlling interest was attributable to the 5% of the equity interest of Sunplus owned by Shanghai Fanna.
Loss from Discontinued Operations
For the year ended March 31, 2009, the Company reported a loss of US$2,822,000 (2010: US$nil) from discontinued operations. Loss from discontinued operations for the year ended March 31, 2009 consisted of other revenue of US$2,000, operating losses of US$90,000, loss on disposal of a subsidiary of US$2,730,000 and impairment loss on assets of discontinued operations of US$4,000. We recorded losses on discontinued operations as Sunplus disposed of its 80% interest in its subsidiary Fujian QiaoXing for US$12,230,000 (RMB84,000,000), which was US$2,730,000 less than the carrying values of Fujian QiaoXing’s net assets.

Net loss
As a result of the above items, net loss attributable to common stockholders was US$6,508,000 for the year ended March 31, 2010, as compared to net loss attributable to common stockholders of US$8,713,000 for the year ended March 31, 2009. This reduction of loss was the net result of the decrease of revenue in design service with relatively high gross profit margin, which was not adequately made up for by the increase in the sales of mobile phone components with relatively low profit margin on the one hand, and the decrease in G&A expenses, the decrease in compensation paid to customers, the decrease in income tax and the decrease in loss from discontinued operations on the other hand.
Loss per share attributable to common stockholders
We reported loss per share attributable to common stockholders of US$0.22, based on a weighted average number of shares outstanding of 30,088,174 for the year ended March 31, 2010, compared with a loss per share of US$0.29, based on the same weighted average number of shares for the year ended March 31, 2009. Our outstanding common stock was 30,088,174 shares as of March 31, 2010 and March 31, 2009. We do not have any preferred stock issued or outstanding warrants or options as of March 31, 2010 and March 31, 2009.
Assets
Cash and cash equivalents

	As of March 31
	(in thousands of US dollars)
	2010	2009

Cash and cash equivalents	703	20,493
Cash and cash equivalents were US$703,000 as of March 31, 2010. Decrease in cash and cash equivalents was mainly attributed to the negative operating cash flows arising from the paltry gross profit and the significant increase in accounts receivable.
Accounts receivable, net
As of March 31, 2010, accounts receivable amounted to US$28,493,000, an increase of US$14,132,000 compared to US$14,361,000 as of March 31, 2009. The increase was mainly the net result of an increase in the gross amount of accounts receivable and an increase in the allowance for doubtful accounts receivable. The gross amount of the accounts receivable increased by US$21,726,000 mainly because trade debtors took longer to pay in an economic environment which was deteriorating. The allowance for doubtful accounts receivable increased by an amount of US$7,594,000 for the year ended March 31, 2010. The Company evaluated credit risk on trade debtors and maintained its allowance policy of 100% provision for accounts receivable overdue more than one year. It is to reflect significant credit risk in the wake of the financial crisis, with its consequence in various manifestations. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.
Due to the financial crisis, the Company does not expect settlement from customers in the next twelve months, therefore, accounts receivables relating to revenue for the year ended March 31, 2010 have been discounted based on the future contractual cash flows at the current market interest rate that is available to the Company for similar financial instruments of 5%. US$1,425,000 was debited to revenue accordingly.

Detailed information on accounts receivables, net

	As of March 31
	(in thousands of US dollars)
	2010	2009
Accounts receivable, gross	42,769	21,043
Allowance of doubtful debts	(14,276)	(6,682)
Accounts receivable, net	28,493	14,361
Classified as current assets	—	14,361
Classified as non-current assets	28,493	—
Prepayments, deposits and other receivables, net
Prepayments, deposits and other receivable mainly represented remaining sales proceeds receivables of US$10,475,000 (2009: US$11,928,000) for disposal of 80% interest in Fujian QiaoXing. An allowance of US$1,153,000 (2009: US$2,520,000) was made against long-outstanding other receivables.
Pursuant to the agreement signed between Sunplus and Qiaoxing Telecom in respect of the disposal of Fujian QiaoXing to Qiaoxing Telecom in March 2009, Qiaoxing Telecom was to settle this outstanding balance by June 2009. However, Qiaoxing Telecom was unable to obtain approval from the local governmental bureau in Zhangzhou to develop the land held by Fujian QiaoXing. This was due to the delay in development by Fujian QiaoXing. When the Zhangzhou local government granted the land use right to Fujian QiaoXing in 2006, Fujian QiaoXing was required to develop the land within three years. However, the land had not been developed prior to the disposal to Qiaoxing Telecom and the local authorities have refused to approve the development plans submitted by Qiaoxing Telecom.
Recently, the Company has actively liaised with the Zhangzhou local governmental bureau to apply for an extension of the land development. Based on this contact, the Company, in conjunction with its legal counsel, has made its initial assessment of the situation and concluded that it is more likely than not that the Zhangzhou local government bureau will provide an extension for developing the land and Qiaoxing Telecom can honor the agreement and settle the balance due to Sunplus. Accordingly, no allowance has been made in respect of the sales proceeds receivable from QiaoXing Telecom of US$10,475,000.
Property, Plant and Equipment

	As of March 31
	(in thousands of US dollars)
	2010	2009

Property, Plant and Equipment	1,591	2,493
As of March 31, 2010, our property, plant and equipment amounted to US$1,591,000.
The detailed information on property, plant and equipment is as follows:

	As of March 31
	(in thousands of US dollars)
	2010	2009
Cost
Machinery	4,766	4,859
Office equipment	104	138
Motor vehicles	—	56

Total	4,870	5,053

Accumulated depreciation
Machinery	3,200	2,426
Office equipment	79	95
Motor vehicles	—	39

Total	3,279	2,560

Carrying value
Machinery	1,566	2,433
Office equipment	25	43
Motor vehicles	—	17

Total	1,591	2,493

Liabilities

	As of March 31
(in thousands of US dollars)	2010	2009

Liabilities	6,249	7,670
Current liabilities	1,994	3,415
Long-term liabilities	4,255	4,255
Our total liabilities as of March 31, 2010 were US$6,249,000, which consisted of US$1,994,000 in current liabilities and US$4,255,000 in long-term liabilities.
Long-term liabilities amounted to US$4,255,000 as of March 31, 2010, all of which were liabilities due to shareholders.
Liquidity and Capital Resources
For the fiscal year ended March 31, 2010, we principally engaged in provision of design solutions of wireless communication devices and sales of mobile phone components. We did not declare or pay dividends in the fiscal year ended March 31, 2010.
Cash and cash equivalents decreased from US$20,493,000 to US$703,000 as of March 31, 2010.
For the year ended March 31 2010, US$19,949,000 was used in operating activities and US$14,000 was provided by investing activities and US$142,000 was provided by financing activities. Cash and cash equivalents decreased by US$19,790,000 to US$703,000 as of March 31, 2010 from US$20,493,000 as of March 31, 2009.
We used US$19, 949,000 in operating activities for the year ended March 31, 2010, as compared to US$3,987,000 for the last fiscal year. Net cash used in operating activities for the year ended March 31, 2010 related to net loss adjusted for items not involving movement of cash for the period, augmented mainly by the increase in accounts receivable of US$21,691,000.
In arriving at the net loss, we made an allowance of US$6,227,000 for doubtful receivables for the year ended March 31, 2010, which did not involve any outflow of cash.
Net cash provided by investing activities amounted to US$14,000 for the year ended March 31, 2010, compared to net cash used of US$1,000 for the last fiscal year. Cash provided by investing activities for the year ended March 31, 2010 was mainly proceeds from the sale of property, plant and equipment.
For the year ended March 31, 2010, net cash provided by financing activities was approximately US$142,000, compared to net cash provided of US$78,000 for the last fiscal year. For the year ended March 31, 2010, net cash flow provided by financing activities related primarily to the increase in advances from a shareholder.

As of March 31, 2010, we had capital commitments of US$38,000 in relation to acquisition of intangible assets.
We believe that proceeds from the collection of our long-outstanding accounts and other receivables are necessary to support our operations and capital commitments, as well as to meet our working capital needs for the next twelve months. While we believe that adequate provisions on our accounts receivable and other receivables have been made, we cannot assure investors that their carrying amount (net of provision) will be received in full within the anticipated time frame. A failure to collect the anticipated amount within the anticipated time frame would adversely affect our liquidity and capital resources.
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
NRE fee. NRE fees stands for Non Refundable Engineering fees, a fixed one-off fee after an agreement has been signed by both the customer and the Company. The NRE fees are no less than the total expenses of project design which normally includes the cost of market study, product concept identification, hardware designs, software designs, engineer expenses, mechanical engineering designs, testing and quality assurance, pilot production and production support. The NRE fees are recognized when payments are received.
Royalty. In addition to NRE fees, we also charge royalties to our customers. Royalty is calculated at an agreed rate for each unit manufactured or sold by our customers. The rate is variable based on volume of mobile handsets manufactured or sold. Royalty income is recognized when confirmation of manufacturing or selling volume is obtained from customers.
Component sales. Revenue from sales of components including but not limited to PCBAs, PCBs and wireless modules is recognized when title passes to the customers, which is generally when products are delivered to them.
Allowance for doubtful receivables
The Group recognizes an allowance for doubtful receivables to ensure accounts and other receivable are not overstated due to uncollectibility. Allowance for doubtful receivables is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional allowance for individual accounts is recorded when the Group becomes aware of a customer’s or other debtor’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s or other debtor’s operating results or financial position. If circumstances related to customers or debtors change, estimates of the recoverability of receivables would be further adjusted.

Item 8.	Financial Statements and Supplementary Data.
T-BAY HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
T-Bay Holdings, Inc.
We have audited the accompanying consolidated balance sheets of T-Bay Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the two years in the period ended March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2010 and 2009 and the results of its operations and cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Moore Stephens
Certified Public Accountants
Hong Kong
June 29, 2010

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2010 and 2009
(In thousands of United States dollars)

	Note(s)	MARCH 31,
		2010		2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents		US$	703	US$	20,493
Notes receivable			10		37
Accounts receivable, net	3, 7		—		14,361
Prepayments, deposits and other receivables, net	3, 7		12,517		13,694

Total current assets			13,230		48,585

PROPERTY, PLANT AND EQUIPMENT, NET	4		1,591		2,493
ACCOUNTS RECEIVABLE, NET	2(m), 7		28,493		—
INTANGIBLE ASSETS, NET	5		42		65
ASSETS OF DISCONTINUED OPERATIONS	12		—		724

TOTAL ASSETS		US$	43,356	US$	51,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		US$	155	US$	466
Accruals and other payables
Related parties	9		437		285
Third parties			1,259		1,412
Receipts in advance			143		990
Income taxes payable			—		262

Total current liabilities			1,994		3,415

LONG-TERM LIABILITIES
Due to shareholders	9		4,255		4,255

Total liabilities			6,249		7,670

COMMITMENTS AND CONTINGENCIES	11

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value US$0.001, issued and outstanding Nil	2(p)		—		—
Common stock, authorized 100,000,000 shares, par value US$0.001, issued and outstanding 30,088,174			30		30
Additional paid-in capital			1,462		1,462
Public welfare fund			2,109		2,109
Statutory surplus fund			4,219		4,219
Retained earnings			21,795		28,303
Accumulated other comprehensive income			5,830		5,806

Total stockholders’ equity			35,445		41,929

NON-CONTROLLING INTEREST			1,662		2,268

TOTAL EQUITY			37,107		44,197

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		US$	43,356	US$	51,867

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the years ended March 31, 2010 and 2009
(In thousands of United States dollars, except per share data)

	Note(s)	YEAR ENDED MARCH 31,
		2010		2009

NET REVENUE	2(m), 7	US$	35,867	US$	34,838

COST OF REVENUE			34,930		24,440

GROSS PROFIT			937		10,398

OPERATING EXPENSES
Selling expenses			129		245
General and administrative expenses			7,959		10,043
Other operating expenses	10		—		5,075

TOTAL OPERATING EXPENSES			8,088		15,363

LOSS FROM OPERATIONS			(7,151)		(4,965)

OTHER INCOME			180		545
GAIN ON DISPOSAL OF A SUBSIDIARY	12		43		—

LOSS BEFORE INCOME TAX			(6,928)		(4,420)

INCOME TAX: CURRENT	6		(7)		(1,900)

NET LOSS FROM CONTINUING OPERATIONS			(6,935)		(6,320)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST			427		429

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS FROM CONTINUING OPERATIONS			(6,508)		(5,891)

LOSS FROM DISCONTINUED OPERATIONS	12		—		(2,822)

NET LOSS			(6,508)		(8,713)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment			24		953

COMPREHENSIVE LOSS		US$	(6,484)	US$	(7,760)

WEIGHTED AVERAGE NUMBER OF SHARES (in thousands)			30,088		30,088

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (in dollars)	2(n)

- CONTINUING OPERATIONS			(0.22)		(0.20)

- DISCONTINUED OPERATIONS			—		(0.09)

			(0.22)		(0.29)

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the years ended March 31, 2010 and 2009
(In thousands of United States dollars)

												Accumulated other		Total		Non-
	Common stock			Additional		Public		Statutory		Retained		comprehensive		stockholders’		controlling
	No. of shares			paid-in capital		welfare fund		surplus fund		earnings		income		equity		interest		Total

Balance, March 31, 2008	30,088,174		30		1,462		2,109		4,219		37,016		4,853		49,689		2,657		52,346
Net loss	—		—		—		—		—		(8,713)		—		(8,713)		(429)		(9,142)
Repayment to minority shareholder	—		—		—		—		—		—		—		—		69		69
Foreign currency translation adjustment	—		—		—		—		—		—		953		953		(29)		924

Balance, March 31, 2009	30,088,174	US$	30	US$	1,462	US$	2,109	US$	4,219	US$	28,303	US$	5,806	US$	41,929	US$	2,268	US$	44,197
Net loss	—		—		—		—		—		(6,508)		—		(6,508)		(427)		(6,935)
Disposal of a subsidiary	—		—		—		—		—		—		—		—		(36)		(36)
Repayment to minority shareholder	—		—		—		—		—		—		—		—		(10)		(10)
Foreign currency translation adjustment	—		—		—		—		—		—		24		24		(133)		(109)

Balance, March 31, 2010	30,088,174	US$	30	US$	1,462	US$	2,109	US$	4,219	US$	21,795	US$	5,830	US$	35,445	US$	1,662	US$	37,107

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2010 and 2009
(In thousands of United States dollars)

	Note(s)	FOR THE YEAR ENDED MARCH 31,
		2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations		US$	(6,935)	US$	(6,320)
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation			874		933
Amortization			23		37
Gain on disposal of subsidiary	12		(43)		—
Loss on disposal of property, plant and equipment			17		44
Allowance for doubtful receivables			6,227		8,077
Reversal of allowance for obsolete inventories			—		(370)
Changes in operating assets and liabilities:
Decrease/(increase) in notes receivable			27		(37)
Increase in accounts receivable			(21,691)		(2,201)
Decrease/(increase) in prepayments, deposits and other receivables			3,134		(2,387)
Decrease in inventories			—		612
Decrease in accounts payable			(312)		(222)
(Decrease) / increase in accruals and other payables			(154)		255

Decrease in receipts in advance			(847)		(1,108)
Decrease in income tax payable			(269)		(1,254)

Operating cash flows used in operating activities			(19,949)		(3,941)
Operating cash flows provided by discontinued operations			—		(46)

Net cash used in operating activities			(19,949)		(3,987)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property, plant and equipment			—		(1)
Proceeds from disposal of property, plant and equipment			14		—

Net cash flows provided by/(used in) investing activities			14		(1)
Net cash flows provided by investing activities of discontinued operations, (including proceeds from sale of a subsidiary, net of cash at date of sale)			—		364

Net cash provided by investing activities			14		363

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of cash advance to the minority shareholder			(10)		—
Cash advance from shareholders			152		78

Net cash flows provided by financing activities			142		78

Effect of exchange rate changes on cash			3		685

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the years ended March 31, 2010 and 2009
(In thousands of United States dollars)

	Note(s)	FOR THE YEAR ENDED MARCH 31,
		2010		2009

Net decrease in cash and cash equivalents			(19,790)		(2,861)

Cash and cash equivalents at beginning of year			20,493		23,355

Cash and cash equivalents at end of year (including cash of discontinued operations of US$nil and US$1,000, respectively)		US$	703	US$	20,494

SUPPLEMENTAL INFORMATION
Income taxes paid		US$	269	US$	3,188

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009
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
On August 16, 2005, pursuant to an Agreement and Plan of Reorganization, T-Bay issued 18,550,000 shares of its common stock for all of Amber Link International Limited’s (“Amber Link”) and Wise Target International Limited’s (“Wise Target”) outstanding shares of common stock (the “Merger”). Amber Link and Wise Target were two of the owners of Shanghai Sunplus Communication Technology Co., Ltd. (“Sunplus”). Wise Target owned a 75% interest and Amber Link owned a 20% interest in Sunplus. After the Merger, T-Bay indirectly owned a 95% interest in Sunplus. In March 2009, Wise Target transferred all its holdings (75%) in Sunplus to Amber Link for US$2,885,000 (HK$22,500,000). As a result of this transaction, Amber Link directly owned 95% of Sunplus and this transaction had no impact on the Company’s effective holdings of Sunplus. Shanghai Fanna Industrial Design Co., Ltd. owned the remaining 5% interest in Sunplus. On November 25, 2009, the Company transferred all its holdings (100%) in Amber Link to Wise Target for US$2,600. As a result of the transaction, the Company indirectly holds Amber Link and this transaction had no impact on the Company’s effective holdings of Amber Link and Sunplus.
Wise Target was incorporated on April 24, 2002 under the International Business Companies Act in the British Virgin Islands.
Amber Link was incorporated on May 10, 2002 under the International Business Companies Act in the British Virgin Islands. During the year ended March 31, 2007, Amber Link commenced the sales of mobile phones and components.
Sunplus was established on October 17, 2002 under the laws of the People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices. Sunplus commenced operations on May 1, 2003. At March 31, 2010, Sunplus has approximately 80 staff, mostly engineers and software programmers.
On February 12, 2007, Sunplus established a wholly-owned subsidiary, Zhangzhou JiaXun Communication Facility Co., Ltd. (“Zhangzhou JiaXun”) under the laws of the PRC. Zhangzhou JiaXun is an investment holding company.
On March 19, 2007, Sunplus and Zhangzhou JiaXun acquired 80% and 20%, respectively, of Fujian Qiaoxing Industry Co., Ltd. (“Fujian Qiaoxing”).
On March 20, 2009, Sunplus disposed of its 80% interest in Fujian Qiaoxing to Qiaoxing Telecommunication Industry Company Limited (“QiaoXing Telecom”), a third party, at a consideration of US$12,230,000 (RMB84,000,000) (See Note 12).
On April 9, 2009, Sunplus disposed of Zhangzhou JiaXun to QiaoXing Telecom at a consideration of US$731,000 (RMB5,000,000) (See Note 12).

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2010 and 2009
1. The Company and Subsidiaries (continued)
As of March 31, 2010, the Group structure is as follows:-
2. Summary of Significant Accounting Policies
(a) Basis of Preparation
The consolidated financial statements for the two years ended March 31, 2010 and 2009 included the financial statements of T-Bay and its subsidiaries (hereinafter, referred to collectively as the “Group”) and are prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP). All significant inter-company balances and transactions have been eliminated on consolidation.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2010 and 2009
2. Summary of Significant Accounting Policies (continued)
(b) Basis of Consolidation
The consolidated balance sheet as of March 31, 2010 included T-Bay, Wise Target, Amber Link and Sunplus. The consolidated balance sheet as of March 31, 2009 also included Zhangzhou JiaXun. As mentioned in Note 1, Zhangzhou JiaXun was disposed of on April 9, 2009; therefore, the financial position of Zhangzhou JiaXun has been presented as assets of discontinued operations as of March 31, 2009.
The consolidated statement of operations for the year ended March 31, 2010 included T-Bay, Wise Target, Amber Link and Sunplus. The consolidated statement of operations for the year ended March 31, 2009 also included Fujian Qiaoxing and Zhangzhou JiaXun.
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
(d) Cash and Cash Equivalents
The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2010 and 2009, the Group did not have any cash equivalents.
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
MARCH 31, 2010 and 2009
2. Summary of Significant Accounting Policies (continued)
(g) Intangible Assets
Intangible assets consist of software and patents and are amortized using the straight-line method over their estimated useful life of 5 years.
(h) Impairment of Long-Lived Assets
In accordance with Statement of Auditing Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, which is now codified as Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 360-10-35, the Group evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. For the year ended March 31, 2009, an impairment loss of US$4,000 has been recognized. No Impairment loss was recognized in 2010.
(i) Income Taxes
The Group accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”, which is now codified as FASB ASC No. 740. Under FASB ASC No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The Group reviews the differences between the tax bases under PRC tax laws and financial reporting under US GAAP. As of March 31, 2010 and 2009, no material differences were found; therefore, there were no material deferred tax assets or liabilities arising from the operations of the subsidiaries in the PRC.
FASB ASC No 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and it prescribes a recognition threshold and measurement attributable for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC No. 740 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. Interest and penalties from tax assessments, if any, are included in general and administrative expenses in the consolidated statements of operations and comprehensive income.
The Group recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the PRC government. However, the Group cannot reasonably quantify political risk factors and thus must depend on guidance issued by current PRC government officials.
Based on all known facts and circumstances and current tax law, the Group believes that the total amount of unrecognized tax benefits as of March 31, 2010 and 2009 is not material to its results of operations, financial condition or cash flows. The Group also believes that the total amount of unrecognized tax benefits as of March 31, 2010 and 2009, if recognized, would not have a material effect on its effective tax rate. The Group further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Group’s results of operations, financial condition or cash flows.
Under current PRC tax laws, no tax is imposed in respect to distributions paid to owners except individual income tax.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2010 and 2009
2. Summary of Significant Accounting Policies (continued)
(j) Revenue Recognition
Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. Revenue from design services is recognized when earned on the basis of the terms specified in the underlying contractual agreements.
(k) Research and Development Costs
Research and development costs consist of expenditure incurred during the course of planned research and investigation aimed at discovery of new knowledge which will be useful for developing new products or significantly enhancing existing products, and the implementation of such through design and testing of product alternatives. All expenses incurred in connection with the Group’s research and development activities are charged to current income. During the two years ended March 31, 2010 and 2009, research and development costs amounting to nil and US$17,000, respectively, were charged to the statement of operation and are included in cost of revenue.
(l) Foreign Currency Translation and Transactions
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
(m) Fair Value of Financial Instruments
SFAS No. 107, “Disclosures about Fair Values of Financial Instruments”, which is now codified as FASB ASC No. 825, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.
For certain financial instruments, including cash, accounts, notes and other receivables, accounts payable, accruals and other payables, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations.
The long-term accounts receivable are discounted based on the future contractual cash flows at the current market interest rate that is available to the Group for similar financial instruments of 5%. US$1,425,000 was debited to revenue accordingly.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2010 and 2009
2. Summary of Significant Accounting Policies (continued)
(m) Fair Value of Financial Instruments (continued)
The Group complies with FASB ASC No. 820 “Fair Value Measurements and Disclosures”. FASB ASC No. 820 clarifies the definition of fair value, prescribes methods for measuring fair value and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:
Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.
Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.
The Group currently does not have any balance sheet components deemed financial assets, and we do not have any nonfinancial assets or liabilities of our continuing operations that have been marked to fair value, however, our financial statements in the future may be impacted by this standard.
(n) Loss Per Share
Basic loss per share is computed by dividing the loss for the year by the weighted average number of common shares outstanding for the year.
(o) Profit Appropriation
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
3. Allowance for Doubtful Receivables

	MARCH 31,
	2010		2009
	US$’000		US$’000

Balance, beginning of year	US$	9,202	US$	1,125
Additions		6,227		8,077

Balance, end of year	US$	15,429	US$	9,202

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2010 and 2009
4. Property, Plant and Equipment, Net

	MARCH 31,
	2010		2009
	US$’000		US$’000

Cost
Machinery	US$	4,766	US$	4,859
Office equipment		104		138
Motor vehicles		—		56

		4,870		5,053

Accumulated depreciation
Machinery		3,200		2,426
Office equipment		79		95
Motor vehicles		—		39

		3,279		2,560

Carrying value
Machinery		1,566		2,433
Office equipment		25		43
Motor vehicles		—		17

	US$	1,591	US$	2,493

Depreciation expense for each of years ended March 31, 2010 and 2009 was approximately US$874,000 and US$975,000, respectively.
5. Intangible Assets, Net
Changes in the carrying amount of intangible assets for the years ended March 31, 2010 and 2009 were as follows:

	Software		Patent		Total
	US$’000		US$’000		US$’000
Cost:
Balance, March 31, 2009 and 2010	US$	183	US$	4	US$	187

Less: Accumulated amortization Balance, March 31, 2009		(119)		(3)		(122)
Amortization expenses		(22)		(1)		(23)

Balance, March 31, 2010		(141)		(4)		(145)

Net balance, March 31, 2010	US$	42	US$	—	US$	42

The estimated amortization expense for the five years ending March 31, 2011, 2012, 2013, 2014 and 2015 amounts to approximately US$22,000, US$18,000, US$2,000, US$ nil and US$ nil, respectively.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2010 and 2009
6. Income Taxes
Amber Link and Wise Target are not subject to income taxes in any tax jurisdiction.
No provision for current income tax for T-Bay has been made as it incurred a loss for each of the years ended March 31, 2010 and 2009, respectively.
Sunplus is subject to PRC Income Tax. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25%.
Zhangzhou JiaXun and Fujian Qiaoxing were inactive during the year ended March 31, 2009 up to date of disposal.
A reconciliation between taxes computed at the PRC statutory rate of 25% and the Group’s effective tax rate is as follows:-

	YEAR ENDED MARCH 31,
	2010		2009
	US$’000		US$’000

Loss before income tax	US$	(6,928)	US$	(4,420)

Income benefit on pretax income at statutory rate		(1,732)		(1,105)
Effect of different tax rates of Group company operating in other jurisdictions		382		142
Tax effect of non-deductible expenses		862		334
Tax effect of non-taxable income		—		(2)
Change in valuation allowance		488		2,531
Under-provision in prior year		7		—

Income tax expense	US$	7	US$	1,900

As of March 31, 2010, T-Bay had accumulated net operating loss carryforwards for United States federal tax purposes of approximately US$649,000, that are available to offset future taxable income. As of March 31, 2010, Sunplus had net operating loss carryforwards of approximately US$2,949,000 that are available to offset future taxable income up to 2015. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at March 31, 2010. T-Bay’s net operating loss carryforwards expire in years 2012 through 2030.
As of March 31, 2010, deferred tax assets consist of:-

	MARCH 31,
	2010		2009
	US$’000		US$’000

Net operating loss carryforwards	US$	3,598	US$	3,110
Less: valuation allowance		(3,598)		(3,110)

	US$	—	US$	—

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2010 and 2009
7. Concentrations and Credit Risk
The Group operates principally in the PRC (including Hong Kong) and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.
Financial instruments that potentially subject the Group to a concentration of credit risk consist of cash, accounts and other receivables.
As of March 31, 2010 and 2009, the Group had credit risk exposure of uninsured cash in banks of approximately US$703,000 and US$20,494,000, respectively.
As of March 31, 2010 and 2009, the Group had credit risk exposure of sales proceeds receivable from Qiaoxing Telecom of approximately US$10,475,000 and US$11,928,000, respectively. (See Note 1)
Pursuant to the agreement signed between Sunplus and Qiaoxing Telecom in respect of the disposal of Fujian Qiaoxing to Qiaoxing Telecom in March 2009, Qiaoxing Telecom was to settle this outstanding balance by June 2009. However, Qiaoxing Telecom was unable to obtain approval from the local governmental bureau in Zhangzhou to develop the land held by Fujian Qiaoxing. This was due to the delay in development by Fujian Qiaoxing. When the Zhangzhou local government granted the land use right to Fujian Qiaoxing in 2006, Fujian Qiaoxing was required to develop the land within three years. However, the land had not been developed prior to the disposal to Qiaoxing Telecom and the local authorities have refused to approve the development plans submitted by Qiaoxing Telecom.
Recently, the Company has actively liaised with the Zhangzhou local governmental bureau to apply for an extension of the land development. Based on this contact, the Company, in conjunction with its legal counsel, has made its initial assessment of the situation and concluded that it is more likely than not that the Zhangzhou local government bureau will provide an extension for developing the land and Qiaoxing Telecom can honor the agreement and settle the balance due to Sunplus. Accordingly, no allowance has been made in respect of the sales proceeds receivable from QiaoXing Telecom of US$10,475,000.
A substantial portion of revenue was generated from one group of customers for the years ended March 31, 2010 and 2009.
The net sales to customers representing at least 10% of net total sales are as follows:-

	YEAR ENDED MARCH 31,
	2010		2009
	US$’000%		US$’000%

Customer A	7,453	21	2,708	8
Customer B	5,710	16	1,734	5
Customer C	4,501	13	1,258	4
Customer D*	4,066	11	848	3
Customer E*	3,816	11	2,603	7
Customer F	3,898	11	479	1
Customer G	3,721	10	6,951	20
Customer H	—	—	6,945	20
Customer I	—	—	6,251	18
Customer Group A*	7,882	22	3,451	10

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2010 and 2009
7. Concentrations and Credit Risk (continued)
The following customers had balances greater than 10% of the total accounts receivable as of March 31, 2010 and March 31, 2009:

	MARCH 31, 2010		MARCH 31, 2009
	US$’000%		US$’000%

Customer A	8,248	19	3,505	16
Customer B	6,846	16	3,219	14
Customer E*	4,731	11	2,551	11
Customer G	4,497	11	2,241	10
Customer H	2,025	5	2,808	13
Customer J	3,917	9	2,762	12
Customer group A*	8,499	20	3,261	15

*	Customer Group A includes customers D and E.

At March 31, 2010 and March 31, 2009, this group of customers accounted for 20% and 15%, respectively, of accounts receivable.
The accounts receivable that have repayment terms of more than twelve months have been discounted (See Note 2(m)).
The Group does not require collateral to support financial instruments that are subject to credit risk.
8. Retirement and Welfare Benefits
The full-time employees of the PRC subsidiaries are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The PRC subsidiaries are required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was US$164,000 and US$189,000 for the years ended March 31, 2010 and 2009, respectively. The PRC subsidiaries are required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees.
9. Related Party Transactions
The Group engages in business transactions with the following related parties:
a. Li Xiaofeng, a director and stockholder of T-Bay.
b. Li Meilian, a stockholder of T-Bay.
The Group has the following transactions and balances with related parties:-

	MARCH 31,2010		MARCH 31, 2009
	US$’000		US$’000

Other payable — Li Meilian	US$	437	US$	285

Long-term liabilities
Other payable — Li Meilian	US$	3,482	US$	3,482
Other payable — Li Xiaofeng		773		773

	US$	4,255	US$	4,255

The balances have no stated terms for repayment, are not interest bearing, and are the result of cash advances from related parties and the repayment thereof. Those payables to Li Meilian and Li Xiaofeng which are classified as long-term liabilities are not repayable within the next twelve months.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2010 and 2009
10. Other Operating Expenses
Other operating expenses for the year ended March 31, 2009 represented compensation of US$5,075,000 (2010: US$nil) to two customers to compensate them for subcontracting fees and raw materials consumed for two defectively designed mobile phone printed circuit board accessories.
11. Commitments and Contingencies
a.	As of March 31, 2010, Sunplus leased office premises and staff quarters under several agreements expiring from 2010 to 2012.
Rental expenses for the years ended March 31, 2010 and 2009 amounted to US$ 91,000 and US$ 246,000 respectively, and are included in general and administrative expenses in the consolidated statements of operations and comprehensive income.
The future minimum lease payments under the above-mentioned leases as of March 31, 2010 are as follows:-

Year Ending March 31,	US$’000

2011	US$	58
2012		38

Total	US$	96

b.	As of March 31, 2010, the Group had capital commitments in relation to acquisition of intangible assets of US$38,000.
12. Discontinued Operations
On December 31, 2008, Sunplus entered into an agreement with Huizhou Liyin Electronics Co., Ltd. (“Huizhou Liyin”) to dispose of, among other things, its 100% interest in Zhangzhou JiaXun for RMB5,000,000 (US$733,000). However, on March 10, 2009, pursuant to a supplemental agreement between Sunplus and Huizhou Liyin, Huizhou Liyin and Sunplus rescinded the original agreement. On the same date, Sunplus entered into another agreement with Qiaoxing Telecom to dispose of, among other things, its interest in Zhangzhou JiaXun at a consideration of RMB5,000,000 (US$724,000). As of March 31, 2009, the net assets of discontinued operations amounted to US$728,000. An impairment loss of US$4,000 was recognized.
On March 20, 2009, Sunplus disposed of its 80% interest in its subsidiary Fujian QiaoXing to Qiaoxing Telecom for a consideration of RMB84,000,000 (US$12,230,000). (See Note 1)
The following table summarises the result of these discontinued operations, net of income taxes for the year ended March 31, 2009.
a) Discontinued Operations (Fujian Qiaoxing and Zhangzhou Jiaxun)

	2009
	US$’000

Other revenue	US$	2
Operating loss		90
Loss on disposal of Fujian Qiaoxing		2,730
Impairment loss on assets of discontinued operations		4

Net loss	US$	2,822

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2010 and 2009
12. Discontinued Operations (continued)
a) Discontinued Operations (Fujian Qiaoxing and Zhangzhou JiaXun)
The carrying values of the assets of Zhangzhou JiaXun classified as held for sale as at March 31, 2009 were as follows:

	MARCH 31, 2009
	US$’000

Investment at cost	US$	585
Deposits and other receivables		83
Due from minority shareholder		59
Cash and bank balances		1

		728
Impairment		(4)

Assets of discontinued operations	US$	724

b) Disposal of a subsidiary
On April 9, 2009, Sunplus disposed of its 100% interest in Zhangzhou JiaXun to Qiaoxing Telecom at a consideration of US$731,000 (RMB5,000,000) (See Note 1).

	APRIL 9, 2009
	US$’000

Net assets disposed:-
Investment at cost	US$	585
Other receivables		83
Due from minority shareholder		59
Cash and bank balances		1

Net assets disposed		728

Impairment		(4)

Assets of discontinued operations		724
Less: Non-controlling interest — 5%		(36)

Assets held by the Group		688
Consideration to be satisfied by cash		731

Gain on disposal of a subsidiary	US$	43

An analysis of the net inflow of cash and cash equivalents in respect of the disposal of Zhangzhou JiaXun is as follows:-

	US$’000
Cash and bank balances disposed	US$	(1)
Cash consideration received		731

Net cash inflow	US$	730

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2010 and 2009
13. New Accounting Pronouncements
In June 2009, the FASB issued ASC No. 105 (Prior authoritative guidance: SFAS No. 168 “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. FASB ASC No. 105 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. ASC No. 105 is effective for the current year. Adoption of FASB ASC No. 105 did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which is now codified as FASB ASC No. 815. FASB ASC No. 815 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. FASB ASC No. 815 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, minority interest has been renamed noncontrolling interest, net loss is reported at amounts that include the amounts attributable to both noncontrolling interests and common stockholders for all period presented. In addition, noncontrolling interest has been reported as a component of equity in the consolidated balance sheets and consolidated statements of changes in equity for all periods presented. The Company has retrospectively applied the presentation to its prior year balances in the consolidated financial statements.
In December 2007, the FASB issued ASC No. 815 (Prior authoritative guidance: FASB issued SFAS 141 (revised 2007), Business Combinations (ASC 815). ASC No. 815 amends and clarifies the accounting guidance for the acquirer’s recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests of an acquiree in a business combination. The adoption of ASC No. 815 had no material effect on the Company’s consolidated financial statements.
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
In May 2009, the FASB issued FASB ASC No. 855-10 (Prior authoritative guidance: SFAS No. 165, “Subsequent Events”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC No. 855-10 is effective after June 15, 2009. The adoption of ASC No. 855-10 had no material effect on the Company’s financial statements. Effective February 24, 2010, the Company adopted FASB ASU No. 2010-09, “Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. The adoption of this ASU had no effect on the Company’s consolidated financial position or results of operations.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A(T).	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. In making this evaluation, our management considered the material weaknesses in our internal control over financial reporting and the status of remediation as discussed below. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2010. However, giving full consideration to the material weaknesses described below, we performed adequate analyses and procedures, including among other things, transaction reviews and account reconciliations, in order to provide assurance that our consolidated financial statements included in this annual report were prepared in accordance with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2010, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2010. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2010, we identified the following material weaknesses, which have not been fully remedied and continue to exist:
•	There was a lack of 1) effective communication of the importance of internal controls over financial reporting throughout the structure of the Company and 2) an adequate tone set by management around control consciousness.
•	We do not have sufficient in-house capacity to review and supervise the accounting operations. Our policies and procedures with respect to the review, supervision and monitoring of accounting operations were not operating in a fully effective manner. Timely review of vouchers, general ledger and sub-ledger was not sufficient.
•	Our accounting staff were not familiar with U.S. GAAP and SEC reporting requirements. In addition, we did not maintain effective controls over the preparation and review of the period-end closing procedures to ensure the completeness and accuracy of the consolidated financial statements and that balances and disclosures reported in the consolidated financial statements reconciled to the underlying supporting schedules and accounting records.
•	There was a lack of an effective anti-fraud program designed to detect and prevent fraud relating to an effective whistle-blower program, consistent background checks of personnel in positions of responsibility and an ongoing program to manage identified fraud risks.
•	We did not maintain an effective risk assessment and management mechanism. Specifically, we do not have sufficient internal mechanisms to prevent management override in a fully effective manner.
•	Our internal audit function was not sufficient. Specifically, there were no personnel with an appropriate level of experience, training and there were no lines of reporting to allow an internal audit group to function effectively in determining the adequacy of our internal control over financial reporting and monitoring the ongoing effectiveness thereof.

On September 2, 2009, the two independent directors who composed the audit committee resigned from their positions as independent directors of the Company effective September 2, 2009. There is no audit committee since that date.
In light of these material weaknesses management concluded that our internal control over financial reporting was not effective as of March 31, 2010.
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
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information.
None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.
DIRECTORS AND EXECUTIVE OFFICERS
Our directors and officers, as of March 31, 2010, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Director Since

Xiaofeng Li	35	Chief Executive Officer and Director	April 2009

Xiangning Qin	32	Chief Financial Officer	April 2009

Zhaohui Xu	38	Independent Director	September 2009
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
Mr. Xiangning Qin, Director and Chief Executive Officer
Mr. Qin currently serves as the Chief Financial Officer of the Company. From 2000 to 2006, Mr. Qin was employed by Guangxi Liugong Machinery Co., Ltd. (SZSE: 000528), a Top 500 enterprise in China, serving as the Accounting Manager, Accounting Director and Internal Auditor during the six years with Guangxi. Before his appointment as the Chief Financial Officer of the Company on April 1, 2009, Mr. Qin was Director of Shanghai Sunplus Communication Technology Co., Ltd., which is a subsidiary of the Company. Mr. Qin holds a Bachelors Degree of Accounting from Zhongnana University of Economics and Law. Mr. Qin also holds a Certificate of Assistant Auditor and Certificate of Medium Level Accountant.
Mr Zhaohui Xu, Independent Director
Mr. Xu holds a Master’s degree of accounting. From 1994 to 2005, Mr. Xu served as accountant and manager of financial department with Jiangxi Coal Mining Machinery Co., Ltd successively. From 2005 to the present, Mr. Xu serves as CFO of Shenzhen Xianxun Technology Co., Ltd.
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
AUDIT COMMITTEE
The Board of Directors adopted an Audit Committee Charter authorizing the establishment of an Audit Committee as noted on the Form 8-K filed with the Commission on August 15, 2008. On September 2, 2009, the two independent directors who composed the audit committee resigned from their positions as independent directors of the Company effective September 2, 2009. There is no audit committee since that date.
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
Background and Compensation Philosophy
There are altogether three (3) persons acting individually either as a director or an executive officer or both in our Company: (1) Mr. Xiaofeng Li, our Chief Executive Officer and director, and beneficial owner of 6.64 % of our common stock; (2) Mr. Xiangning Qin, our Chief Financial Officer and director, and (3) Mr. Zhaohui Xu, an independent director. Our board of directors have historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success. Each of the named officers will be measured by a series of performance criteria by the board of directors, or the compensation committee when it is established, on a yearly basis. Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our board of directors have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. Mr. Li and Mr. Qin have been and may continue to be involved when our board of directors deliberate compensation issues related to their own compensation.
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
Base Salary
The yearly base salary of Mr. Xiaofeng Li for the fiscal years ended March 31, 2010 and 2009 was US$66,000 and US$61,000 respectively. Mr. Xiangning Qin received US$15,000 and US$11,000 for the fiscal years ended March 31, 2010 and 2009 respectively; he was appointed as CFO on April 1, 2009. Mr. Zhaohui Xu received US$Nil during the fiscal year ended March 31, 2010; he was appointed as an Independent Director in September 2009. Mr. Jie Shi received US$Nil during the fiscal year ended March 31, 2009; he was appointed as the CEO in June 2008 and resigned in March 2009. Mr. Wai Chiu Albert Leung received US$26,000 for the fiscal years ended March 31, 2009; he served as CFO from October, 2008 to March 2009. Mr. Murry Zuhe Xiao received US$23,000 for the fiscal years ended March 31, 2009, he served as CFO from August, 2005 to September 2009.
Discretionary Bonus
We have not provided our executive officers with any discretionary bonuses at the moment but our board of directors may consider the necessity of bonuses in the future based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success.
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
SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
			Bonus	Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Shares	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Xiaofeng Li	2010	66,000	—	—	—	—	—	6,700	72,700
Chief Executive Officer	2009	61,000	—	—	—	—	—	6,400	67,400

Xiangning Qin	2010	15,000	—	—	—	—	—		15,000
Chief Financial Officer	2009	11,000	—	—	—	—	—		11,000

Murry Zuhe Xiao Ex-Chief Financial Officer	2009	23,000							23,000

Wai Chiu Albert Leung Ex-Chief Financial Officer	2009	26,000							26,000

Jie Shi Ex-Chief Executive Officer	2009	—							—
SERVICE AGREEMENTS WITH DIRECTORS AND EXECUTIVE OFFICERS
We will bear all travelling and travel-related expenses, entertainment expenses and other out-of-pocket expenses reasonably incurred by Mr. Li or Mr. Qin in the process of discharging their respective duties on our behalf.
Except as disclosed herein, we have no other existing or proposed agreements with any of our officers and directors.
BONUSES AND DEFERRED COMPENSATION
We do not have an incentive bonus plan at this time.
We do not have any deferred compensation or retirement plans. We do not have a compensation committee; all decisions regarding compensation are determined by our entire board of directors.
OPTION GRANTS IN THE LAST FISCAL YEAR
We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year ended March 31, 2010. As of March 31, 2010, Mr. Xiaofeng Li, Chief Executive Officer and Director, owned 1,998,237 shares of common stock in our Company, which represented 6.64% of the total number of shares issued and outstanding.

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
Security Ownership — Certain Beneficial Owners
Beneficial ownership is shown as of June 28, 2010, for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded US$100,000 during the fiscal year ended March 31, 2010, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 9th Floor, YongSheng Building, ZhongShan Xi Road, Xuhui District, Shanghai, China.
Security Ownership — Certain Beneficial Owners

Amount
		And		Percentage
		Nature of		of Class
		Beneficial		Beneficially
Beneficial Owner (including address)	Title of class	Ownership (1)	Total	Owned

Meilian Li	Common	15,950,000D	15,950,000	53.01%
Room 917, YongSheng Building Xhong Shang Xi Road Xuhui District, Shanghai, China

Security Ownership — Management

Amount
		And			Percentage
		Nature of			of Class
		Beneficial			Beneficially
Beneficial Owner (including address)	Title of class	Ownership (1)		Total	Owned

Xiaofeng Li (2)(3)	Common	1,998,237	D	1,998,237	6.64%
Room 917, YongSheng Building Xhong Shang Xi Road Xuhui District, Shanghai, China

Xiangning Qin (2)(3)	—	—		—	—
Room 917, YongSheng Building Xhong Shang Xi Road Xuhui District, Shanghai, China

Zhaohui Xu (3)	—	—		—	—
Room 917, YongSheng Building Xhong Shang Xi Road Xuhui District, Shanghai, China

Officers and Directors as a group Three (3) People	Common	1,998,237		1,998,237	6.64%
Notes:

(1)	(D) stands for direct ownership; (I) stands for indirect ownership

(2)	Officer

(3)	Director
Changes in Control
There are no arrangements, known to the Registrant, including any pledge by any person of securities of the Registrant which may at a subsequent date result in a change in control of the Registrant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
None.
Director Independence
As of March 31, 2010, the Board of Directors consisted of three (3) members: Mr. Xiaofeng Li, Mr. Xiangning Qin and Mr. Zhaohui Xu. Mr.Zhaohui Xu meets the requirement to be considered “independent” as defined by the governance rules of the NASDAQ Global Market.

Item 14.	Principal Accounting Fees and Services.
The following is a summary of the fees billed to us by Moore Stephens for professional services rendered for the years ended March 31, 2010 and 2009:

Service	2010		2009
Audit Fees	US$	127,000	US$	154,000

Audit Related Fees
Tax Fees
All Other Fees

TOTAL	US$	127,000	US$	154,000

Audit fees consist of the aggregate fees billed for services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-Q and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.
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

Item 15.	Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements
The financial statements and notes are listed in the Index to Financial Statements on page F-1 of this Report.
(a)(2) Exhibits

14	Business Code of Conduct and Financial Code of Conduct (Incorporated by reference to Exhibit 14.1 and 14.2 to Form 8-K filed with the Commission on August 15, 2008)

21	*Subsidiaries List

31.1	*Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

31.2	*Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

32.1	*Certificate pursuant to 18 U.S.C. ss. 1350 for Michael Mak, Chief Executive Officer

32.2	*Certificate pursuant to 18 U.S.C. ss. 1350 for Michael Mak, Chief Financial Officer

*	- Filed herein
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

T-BAY HOLDINGS, INC.

/s/ Xiaofeng Li Xiaofeng Li, Chief Executive Officer
Dated: June 29, 2010	(Principal executive officer)

/s/ Xiangning Qin Xiangning Qin, Chief Financial Officer
Dated: June 29, 2010	(Principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 29, 2010.
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

Signature	Title	Date

/s/ Xiaofeng Li Xiaofeng Li	Chief Executive Officer (Chief principal officer) and Director	June 29, 2010

/s/ Xiangning Qin Xiangning Qin	Chief Financial Officer and Director	June 29, 2010

/s/ Zhaohui Xu Zhaohui Xu	Independent Director	June 29, 2010