Form 10-Q
period 2010-06-30
T BAY HOLDINGS INC
filed 2010-08-20
CIK 868689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended June 30, 2010
-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 033-37099-S

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
Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 6, 2010 was 30,088,174 shares, all of one class of $0.001 par value Common Stock.

T-BAY HOLDINGS, INC.
FORM 10-Q
Quarter Ended June 30, 2010

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2 of Part I of this report, includes forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.
In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
T-BAY HOLDINGS, INC. AND SUBSIDIARIES

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND MARCH 31, 2010
(In thousands of United States dollars)

		JUNE 30,	MARCH 31,
	Note(s)	2010	2010
		(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents		$417	$703
Notes receivable		—	10
Prepayments, deposits and other receivables, net	6	15	12,517

Total current assets		432	13,230

PROPERTY, PLANT AND EQUIPMENT, NET	3	1,387	1,591
ACCOUNTS RECEIVABLE, NET	6	29,745	28,493
INTANGIBLE ASSETS, NET	4	36	42

TOTAL ASSETS		$31,600	$43,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$1,595	$155
Accruals and other payables
Related parties	8	499	437
Third parties		1,266	1,259
Receipts in advance		143	143

Total current liabilities		3,503	1,994

LONG-TERM LIABILITIES
Due to shareholders	8	4,255	4,255

Total liabilities		7,758	6,249

COMMITMENTS AND CONTINGENCIES	9

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value $0.001, issued and outstanding Nil		—	—
Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding 30,088,174		30	30
Additional paid-in capital		1,462	1,462
Public welfare fund		2,109	2,109
Statutory surplus fund		4,219	4,219
Retained earnings		9,060	21,795
Accumulated other comprehensive income		5,844	5,830

Total stockholders’ equity		22,724	35,445

NON-CONTROLLING INTEREST		1,118	1,662

TOTAL EQUITY		23,842	37,107

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$31,600	$43,356

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(In thousands of United States dollars, except per share data)

		THREE MONTHS ENDED
		JUNE 30,
	Note(s)	2010	2009

NET REVENUE		$7,445	$9,426

COST OF REVENUE		7,285	8,815

GROSS PROFIT		160	611

OPERATING EXPENSES
Selling expenses		29	33
General and administrative expenses		13,548	5,587

TOTAL OPERATING EXPENSES		13,577	5,620

LOSS FROM OPERATIONS		(13,417)	(5,009)

OTHER INCOME		142	21
GAIN ON DISPOSAL OF A SUBSIDIARY		—	7

LOSS BEFORE INCOME TAX		(13,275)	(4,981)

INCOME TAX: CURRENT	5	—	(7)

NET LOSS		(13,275)	(4,988)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST		540	115

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS		(12,735)	(4,873)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		14	14

COMPREHENSIVE LOSS		$(12,721)	$(4,859)

WEIGHTED AVERAGE NUMBER OF SHARES (in thousands)		30,088	30,088

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (in dollars)		(0.42)	(0.16)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2010
(In thousands of United States dollars)

							Accumulated
	Common stock		Additional	Public	Statutory		other	Total	Non-
	No. of		paid-in	welfare	surplus	Retained	comprehensive	stockholders’	controlling
	shares		capital	fund	fund	earnings	income	equity	interest	Total

Balance, March 31, 2010	30,088,174	$30	$1,462	$2,109	$4,219	$21,795	$5,830	$35,445	$1,662	$37,107
Net loss	—	—	—	—	—	(12,735)	—	(12,735)	(540)	(13,275)
Repayment to minority shareholder	—	—	—	—	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	14	14	—	14

Balance, June 30, 2010	30,088,174	$30	$1,462	$2,109	$4,219	$9,060	$5,844	$22,724	$1,118	$23,842

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(In thousands of United States dollars)

	FOR THE THREE MONTHS
	ENDED JUNE 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(13,275)	$(4,988)
Adjustments to reconcile net income to net cash generated from operating activities:-
Depreciation	213	225
Amortization	6	6
Gain on disposal of a subsidiary	—	(7)
Loss on disposal of property, plant and equipment	—	3
Allowances for doubtful trade and other receivables	13,122	4,003

Changes in operating assets and liabilities:
Decrease in notes receivable	10	—
Increase in accounts receivable	(3,889)	(4,663)
Decrease in prepayments, deposits and other receivables	2,026	1,438
Increase /(decrease) in accounts payable	1,440	(98)
Increase in accruals and other payables	1	33
Decrease in receipts in advance	—	(832)
Decrease in income tax payable	—	(262)

Net cash used in operating activities	(346)	(5,142)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from disposal of property, plant and equipment	—	12

Net cash provided by investing activities	—	12

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in amounts due to shareholders	62	—
Repayment of cash advance to the minority shareholder	(4)	—

Net cash provided by financing activities	58	—

Effect of exchange rate changes on cash	2	14

Net decrease in cash and cash equivalents	(286)	(5,116)

Cash and cash equivalents at beginning of period	703	20,493

Cash and cash equivalents at end of period	$417	$15,377

SUPPLEMENTAL INFORMATION
Income taxes paid	$—	$269

Interest paid	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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
Sunplus was established on October 17, 2002 under the laws of the People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices. Sunplus commenced operations on May 1, 2003. At June 30, 2010, Sunplus has approximately 60 staff, mostly engineers and software programmers.
On February 12, 2007, Sunplus established a wholly-owned subsidiary, Zhangzhou JiaXun Communication Facility Co., Ltd. (“Zhangzhou JiaXun”) under the laws of the PRC. Zhangzhou JiaXun is an investment holding company.
On March 19, 2007, Sunplus and Zhangzhou JiaXun acquired 80% and 20%, respectively, of Fujian Qiaoxing Industry Co., Ltd. (“Fujian Qiaoxing”).
On March 20, 2009, Sunplus disposed of its 80% interest in Fujian Qiaoxing to Qiaoxing Telecommunication Industry Company Limited (“QiaoXing Telecom”), a third party, at a consideration of US$12,230,000 (RMB84,000,000).
On April 9, 2009, Sunplus disposed of Zhangzhou JiaXun to QiaoXing Telecom at a consideration of US$731,000 (RMB5,000,000).

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30,2010
1. The Company and Subsidiaries (continued)
As of June 30, 2010, the Group structure is as follows:-
2. Summary of Significant Accounting Policies
(a) Basis of Preparation
The accompanying unaudited consolidated financial statements of T-Bay and its subsidiaries (collectively referred to as the “Group”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary for the financial statements to be not misleading. All adjustments are of a normal recurring nature. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of T-Bay for the year ended March 31, 2010 and notes thereto contained in the Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months ended June 30, 2010 are not necessarily indicative of the results for the full fiscal year ending March 31, 2011.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2010
2. Summary of Significant Accounting Policies (continued)
(b) Basis of Consolidation
The unaudited consolidated balance sheet as of June 30, 2010 and the unaudited consolidated statement of operations and comprehensive income for the three months ended June 30, 2010 include T-Bay, Wise Target, Amber Link and Sunplus. All material intercompany transactions have been eliminated upon consolidation.
(c) Loss Per Share
Basic loss per share is computed by dividing the loss for the period by the weighted average number of common shares outstanding for the period. There are no common stock equivalents outstanding for any period presented.
3. Property, Plant and Equipment, Net

	JUNE 30,	MARCH 31,
	2010	2010
	US$’000	US$’000
	(Unaudited)
Cost
Machinery	$4,798	$4,766
Office equipment	104	104

	4,902	4,870

Accumulated depreciation
Machinery	3,434	3,200
Office equipment	81	79

	3,515	3,279

Carrying value
Machinery	1,364	1,566
Office equipment	23	25

	$1,387	$1,591

Depreciation expense for each of three-month periods ended June 30, 2010 and 2009 was approximately US$213,000 and US$225,000, respectively.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2010
4. Intangible Assets, Net
Changes in the carrying amount of intangible assets for the three months ended June 30, 2010 were as follows:-

	Software	Patent	Total
	US$’000	US$’000	US$’000
Cost:
Balance, March 31, 2010 and June 30, 2010	$183	$4	$187

Less: Accumulated amortization
Balance, March 31, 2010	(141)	(4)	(145)
Amortization expenses	(6)	—	(6)

Balance, June 30, 2010	(147)	(4)	(151)

Net balance, June 30, 2010	$36	$—	$36

Amortization expense for each of the three months ended June 30, 2010 and 2009 was approximately US$6,000. The estimated amortization expense for the nine months ending March 31, 2011 and the four years ending March 31, 2012, 2013, 2014 and 2015 amounts to approximately US$17,000, US$18,000, US$2,000, US$ nil and US$ nil, respectively.
5. Income Taxes
Amber Link and Wise Target are not subject to income taxes in any tax jurisdiction.
No provision for current income tax for T-Bay has been made as it incurred a loss for each of the three months ended June 30, 2010 and 2009, respectively.
Sunplus is subject to PRC Income Tax. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25%.
Zhangzhou JiaXun was inactive during the three months ended June 30, 2009 up to date of disposal.
A reconciliation between taxes computed at the PRC statutory rate of 25% and the Group’s effective tax rate is as follows:-

	THREE MONTHS ENDED JUNE 30,
	2010	2009
	US$’000	US$’000

Loss before income tax	$(13,275)	$(4,981)

Income benefit on pretax income at statutory rate	(3,319)	(1,245)
Effect of different tax rates of Group company operating in other jurisdictions	607	662
Tax effect of non-deductible expenses	2,659	—
Change in valuation allowance	53	583
Under-provision in prior year	—	7

Income tax expense	$—	$7

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2010
5. Income Taxes (continued)
As of June 30, 2010, T-Bay had accumulated net operating loss carryforwards for United States federal tax purposes of approximately US$660,000, that are available to offset future taxable income. As of June 30, 2010, Sunplus had net operating loss carryforwards of approximately US$2,991,000 that are available to offset future taxable income up to 2015. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at June 30, 2010. T-Bay’s net operating loss carryforwards expire in years 2012 through 2030.
As of June 30, 2010, deferred tax assets consist of:-

JUNE 30, 2010
US$’000

Net operating loss carryforwards	$3,651
Less: valuation allowance	(3,651)

$—

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
At March 31, 2010, the Group had credit risk exposure of sales proceeds receivable from Qiaoxing Telecom of approximately US$10,475,000 (RMB71,500,000) (See Note 1).
Pursuant to the agreement signed between Shanghai Sunplus Communication Technology Co., Ltd. (“Sunplus”) and Qiaoxing Telecommunication Industry Company Limited (“Qiaoxing Telecom”) in respect of the disposal of Fujian Qiaoxing Industry Co., Ltd. (“Fujian Qiaoxing”) to Qiaoxing Telecom in March 2009, Qiaoxing Telecom was to settle this outstanding balance by June 2009. However, Qiaoxing Telecom was unable to obtain approval from the local governmental bureau in Zhangzhou to develop the land held by Fujian Qiaoxing. This was due to the delay in development by Fujian Qiaoxing. When the Zhangzhou local government granted the land use right to Fujian Qiaoxing in 2006, Fujian Qiaoxing was required to develop the land within three years. However, the land had not been developed prior to the disposal to Qiaoxing Telecom and the local authority has refused to approve the development plans submitted by Qiaoxing Telecom. Since March 2010, the management has actively liaised with the Zhangzhou local governmental bureau to apply for an extension of the land development.
Despite various discussions and negotiations held with the Zhangzhou local authority, the effort was proved to fail, and the local authority may take back the land by forced resumption. The indebtedness relating to the afore-mentioned sales proceeds is now in dispute and Qiaoxing Telecom may not settle the balance due to Sunplus. In view of this, full allowance has been made in respect of the sales proceeds receivable from Qiaoxing Telecom of US$10,543,000 and charged to the statement of operations and comprehensive income for the three months ended June 30, 2010.
A substantial portion of revenue was generated from one group of customers for the three months ended June 30, 2010 and 2009.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2010
6. Concentrations and Credit Risk (continued)
The net sales to customers representing at least 10% of net total sales are as follows:-

	THREE MONTHS ENDED JUNE 30,
	2010		2009
	US$’000%		US$’000%

Customer A	1,486	20	1,561	17
Customer B	1,272	17	920	10
Customer C	644	9	1,248	13
Customer D*	875	12	1,907	20
Customer E	1,304	18	795	8
Customer F*	847	11	1,806	19

Customer Group A*	1,722	23	3,713	39
The following customers had balances greater than 10% of the total accounts receivable as of June 30, 2010 and March 31, 2010:-

	JUNE 30, 2010		MARCH 31, 2010
	US$’000%		US$’000%

Customer A	8,787	19	8,248	19
Customer B	7,576	16	6,846	16
Customer F*	5,295	11	4,731	11
Customer G	4,607	10	4,497	11

Customer group A*	9,661	21	8,499	20

*	Customer Group A includes customers D and F.

*	At June 30, 2010 and March 31, 2010, this group of customers accounted for 21% and 20%, respectively, of accounts receivable.
The accounts receivable that have repayment terms of more than twelve months have been discounted.
The Group does not require collateral to support financial instruments that are subject to credit risk.
7. Retirement and Welfare Benefits
The full-time employees of the PRC subsidiaries are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The PRC subsidiaries are required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was US$34,000 and US$41,000 for the three months ended June 30, 2010 and 2009, respectively. The PRC subsidiaries are required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2010
8. Related Party Transactions
The Group engages in business transactions with the following related parties:-
a. Li Xiaofeng, a director and stockholder of T-Bay.
b. Li Meilian, a stockholder of T-Bay.
The Group has the following transactions and balances with related parties:-

	JUNE 30, 2010	MARCH 31, 2010
	US$’000	US$’000

Other payable — Li Meilian	$499	$437

Long-term liabilities
Other payable — Li Meilian	$3,482	$3,482
Other payable — Li Xiaofeng	773	773

	$4,255	$4,255

The balances have no stated terms for repayment, are not interest bearing, and are the result of cash advances from related parties and the repayment thereof. Those payables to Li Meilian and Li Xiaofeng which are classified as long-term liabilities are not repayable within the next twelve months.
9. Commitments and Contingencies
a.	As of June 30, 2010, Sunplus leased office premises and staff quarters under several agreements expiring from 2010 to 2012.
Rental expenses for the three months ended June 30, 2010 and 2009 amounted to US$21,000 and US$ 22,000, respectively, and are included in general and administrative expenses in the consolidated statements of operations and comprehensive income.
The future minimum lease payments under the above-mentioned leases as of June 30, 2010 are as follows:-

Year Ending March 31,	US$’000

2011	$41
2012	39

Total	$80

b.	As of June 30, 2010, the Group had capital commitments in relation to acquisition of intangible assets of US$38,000.
10. New Accounting Pronouncements
In January 2010, the FASB issued Accounting Standard Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which amends ASC 820 to add new requirements for disclosures related to amounts transferred into and out of Level 1 and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements. ASU 2010-06 also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance has been effective this quarter, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010.
The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following review concerns the three months ended June 30, 2010, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K for the year ended March 31, 2010.
The structure of our revenue has undergone a transition. Before, we generated our revenue both by selling mobile phone components and by charging design service fees. Now, we generate our revenue primarily by selling mobile phone components, and to a much lesser extent, by charging design service fees. As a result of the change in consumer preference, aggregate demand for the types of mobile phone handsets to which our mobile phone components are suited, in the Mainland China market as well as the overseas market, have been on a downward trend. Our gross profit is significantly reduced not only as a direct result of this drop in demand, but also because the cost of sales is not reduced to the same extent as the reduction in revenue, as not all costs are variable with respect to revenue. We have been looking at ways to deal with this adverse change in the market. We may diversify into new businesses. However, it may take time to find new businesses to which we are suited and which offer a reasonable prospect of success. In the meantime, we plan to be prudent in the management of the Company, with a view to conserving cash. We will continue to assess our credit risk on a daily basis and may terminate business relationships with some clients, which may significantly reduce our existing business size. If we will not be able to enter into some new business area in the foreseeable future and such shrinkage of the existing business continues, our long-term financial performance and condition would be adversely affected.
THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009
Overview
For the three months ended June 30, 2010, our net revenue decreased by $1,981,000 from $9,426,000 for the three months ended June 30, 2009 to $7,445,000, which represented a 21.0% decrease. Our net loss increased from $4,873,000 to $12,735,000, primarily as a result of the allowance described in Note 6 to our unaudited financial statements for the fiscal quarter ended June 30, 2010, included in this report. We recorded a loss per share of $0.42 for the three months ended June 30, 2010, compared to a loss per share of $0.16 for the three months ended June 30, 2009.
Net Revenue

	Three months ended June 30,
		2010		2009
	(in thousand US dollars)
	% Decrease	Amount	%	Amount	%
Sales of mobile phone components	-20.6%	7,317	98.3%	9,221	97.8%
Revenue from design services	-37.6%	128	1.7%	205	2.2%

NET REVENUE	-21.0%	7,445		9,426

Our net revenue was $7,445,000 for the three months ended June 30, 2010, a decrease of $1,981,000, or 21.0%, from $9,426,000 for the same period in the previous fiscal year. Revenue from sales of mobile phone components was $7,317,000 compared to $9,221,000 in the same period of the previous fiscal year, representing a 20.6% decrease. Revenue from design services decreased to $128,000 from $205,000 in the same period of the previous fiscal year, representing a 37.6% decrease.
Our revenue decrease mainly resulted from the change in consumer preference away from the types of mobile phone handsets to which our design service and our mobile phone components were suited. For the three months ended June 30, 2010, revenue from design services represented 1.7% of total revenue, while revenue from sales of mobile phone components was 98.3%, compared to 2.2% from design services and 97.8% from sales of mobile phone components in the three months ended June 30, 2009.
Detailed information on sale of mobile phone components
We design and manufacture PCB and provide PCBA according to our customers’ specifications. Revenue from the sale of mobile phone components (comprising PCB and PCBA) decreased from $9,221,000 to $7,317,000, representing a 20.6% decrease. The decrease was attributable to reduced demand, as the types of mobile phone handsets to which our mobile phone components were suited have become less in fashion.

Detailed information on revenue from design services
Revenue from design services decreased from $205,000 for the three months ended June 30, 2009 to $128,000, representing a 37.6% decrease. In the three months ended 30 June, 2010, there was a reduction of customer orders for design services compared with the same period in the last fiscal year. We believe that as a result of the change in consumer preference, aggregate demand for the types of mobile phone handsets to which our design services were suited, in the Mainland China market as well as the overseas market, have been on a downward trend.
Cost of Revenue
For the three months ended June 30, 2010, cost of revenue decreased to $7,285,000 from $8,815,000 for the three months ended June 30, 2009, representing a 17.4% decrease. Cost of revenue primarily consisted of purchase cost of raw and processed materials, costs of salaries of engineers and designers, and research and development (“R&D”) expenses. The decrease was largely the result of the decrease in the sale of mobile phone components.
Gross Profit
Our gross profit was $160,000 for the three months ended June 30, 2010 compared to $611,000 for the three months ended June 30, 2009, representing a 73.8% decrease. Our gross profit was significantly reduced not only as a direct result of the drop in demand of our products, but also because the cost of sales was not reduced to the same extent as the reduction in revenue, as not all costs were variable with respect to revenue.
Operating Expenses
Operating expenses consisted of selling expenses and general and administrative (G&A) expenses. For the three months ended June 30, 2010, operating expenses were $13,577,000, as compared to $5,620,000 for the three months ended June 30, 2009, representing 141.6% increase.
Detailed information of operating expenses for the three months ended June 30, 2010 is as follows:-

	Three months ended June 30,
		2010		2009
	(in thousand US dollars)
			% of		% of
	% Change	Amount	Net revenue	Amount	net revenue
G&A expenses	142.5%	13,548	182.0%	5,587	59.3%
Selling expenses	-12.1%	29	0.4%	33	0.3%

Operating expenses	141.6%	13,577	182.4%	5,620	59.6%

Operating expenses during the three months ended June 30, 2010 were $13,577,000, or 182.4% of revenue, compared to $5,620,000, or 59.6% of revenue, for the three months ended June 30, 2009. The significant increase was mainly attributed to the increase in G&A expenses.
G&A expenses were $13,548,000, or 182.0% of revenue, compared to $5,587,000, or 59.3% revenue, for the three months ended June 30, 2009. The significant increase in G&A expenses was mainly due to the increase in the charge of allowance for doubtful receivables.
We increased the charge of allowance for doubtful receivables to $13,122,000 for the three months ended June 30, 2010 as compared to $4,003,000 for the three months ended June 30, 2009 primarily as a result of the allowance described below and in Note 6 to our unaudited financial statements for the fiscal quarter ended June 30, 2010, included in this report. An allowance for doubtful receivables is maintained for all debtors based on a variety of factors, including the overall economy and industrial condition, length of time the receivables are past due, significant one-time events and historical experience.

Pursuant to the agreement signed between Sunplus and Qiaoxing Telecom in respect of the disposal of Fujian Qiaoxing to Qiaoxing Telecom in March 2009, Qiaoxing Telecom was to settle this outstanding balance by June 2009. However, Qiaoxing Telecom was unable to obtain approval from the local governmental bureau in Zhangzhou to develop the land held by Fujian Qiaoxing. This was due to the delay in development by Fujian Qiaoxing. When the Zhangzhou local government granted the land use right to Fujian Qiaoxing in 2006, Fujian Qiaoxing was required to develop the land within three years. However, the land had not been developed prior to the disposal to Qiaoxing Telecom and the local authority have refused to approve the development plans submitted by Qiaoxing Telecom.
Since March 2010, the Company has been liaising with the Zhangzhou local governmental bureau to apply for an extension of the land development. This effort has however failed, and the local authority may take back the land by forced resumption. The indebtedness relating to the afore-mentioned disposal of subsidiaries is now in dispute and Qiaoxing Telecom may not settle the balance due to Sunplus. In view of this, full allowance has been made in respect of the sales proceeds receivable from Qiaoxing Telecom of US$10,543,000.
Selling expenses decreased from $33,000 to $29,000. The decrease was in consistent with the decrease in revenue.
Loss from Operations
Loss from operation was $13,417,000 for the three months ended June 30, 2010, compared to a loss of $5,009,000 for the same period in the previous fiscal year. The increase in the loss was mainly attributable to the increase in the charge of allowance for doubtful receivables.
Income Tax
Sunplus is subject to PRC Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai was 25%.
For the three months ended June 30, 2010, Sunplus recorded an income tax expense of $nil, compared to $7,000 in the three months ended June 30, 2009. The income tax expenses of US$7,000 for the three months ended June 30, 2009 related to an under-provision in the prior year.
Non-controlling Interest
Non-controlling interest represented the portion of loss of Sunplus that we do not own. For the three months ended June 30, 2010, non-controlling interest was attributable to the 5% of the equity interest of Sunplus owned by Shanghai Fanna.
Net loss attributable to common stockholders
As a result of the above items, net loss attributable to common stockholders was $12,735,000 for the three months ended June 30, 2010, as compared to net loss attributable to common stockholders of $4,873,000 for the three months ended June 30, 2009. This increase of loss was mainly the result of the increase in the charge of allowance for doubtful receivables.
Loss per share attributable to common stockholders
We reported loss per share attributable to common stockholders of $0.42, based on a weighted average number of shares outstanding of 30,088,174 for the three months ended June 30, 2010. Our outstanding common stock was 30,088,174 shares as of June 30, 2010. We do not have any preferred stock issued or outstanding warrants or options.

LIQUIDITY AND CAPITAL RESOURCES
Assets
As of June 30, 2010, the total assets of the Company were $31,600,000, which consisted of $432,000 in current assets, $1,387,000 in property, plant and equipment (PPE), $29,745,000 in noncurrent accounts receivable and $36,000 in intangible assets.
Liabilities
Our total liabilities as of June 30, 2010 were $7,758,000, which consisted of $3,503,000 in current liabilities and $4,255,000 in long-term liabilities. Long-term liabilities were all liabilities due to shareholders.
Capital Resources
For three months ended June 30, 2010, we were principally engaged in provision of design solutions of wireless communication devices and sales of mobile phone components. We did not declare or pay dividends in the three months ended June 30, 2010.
For the three months ended June 30, 2010, $346,000 was used in operating activities, $nil was used in/provided by investing activities and $58,000 was provided by financing activities. Cash and cash equivalents decreased by $286,000 to $417,000 as of June 30, 2010 from $703,000 as of March 31, 2010.
We used $346,000 in operating activities for the three months ended June 30, 2010. Net cash flow used in operating activities for the three months ended June 30, 2010 related to net loss adjusted for items not involving movement of cash for the period, principally the increase in accounts receivable of $3,889,000, but offset mainly by the decrease in prepayments, deposits and other receivables of $2,026,000 and the increase in accounts payable of $1,440,000.
In arriving at the net loss, we charged an allowance of $13,122,000 for doubtful debts for the three months ended June 30, 2010, which did not involve any outflow of cash.
There was no cash flow relating to investing activities for the three months ended June 30, 2010.
For the three months ended 30 June 2010, net cash provided by financing activities was approximately US$58,000, which related primarily to the increase in advances from a shareholder and the repayment of cash advance to the minority shareholder.
As of June 30, 2010, we had capital commitments of $38,000 in relation to acquisition of intangible assets.
We believe that proceeds from the collection of our long-outstanding receivables are necessary to support our operations and capital commitments, as well as to meet our working capital needs for the next twelve months. While we believe that adequate provisions on our receivables have been made, we cannot assure investors that their carrying amount (net of provision) will be received in full within the anticipated time frame. A failure to collect the anticipated amount within the anticipated time frame would adversely affect our liquidity and capital resources.
Off-Balance Sheet arrangements
The Company has not engaged in any off-balance sheet transactions since its inception.
Employees
As of June 30, 2010, we had approximately 60 full-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments
Web Site Access to Our Periodic SEC Reports
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
ITEM 4T. CONTROLS AND PROCEDURES
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
In connection with the preparation of this Quarterly Report on Form 10-Q for the first quarter ended June 30, 2010, an evaluation was performed by our management, with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.
As previously disclosed under Item 9A (T) “Controls and Procedures” in our Annual Report on Form 10-K for fiscal year ended March 31, 2010, our management concluded that our disclosure controls and procedures were not effective at a reasonable assurance level because of certain material weaknesses in our internal control over financial reporting, including the lack of (i) effective communication of the importance of internal controls over financial reporting throughout the structure of the Company, (ii) an adequate tone set by management around control consciousness, (iii) sufficient in-house capacity to review and supervise the accounting operations, (iv) knowledge of U.S. GAAP and SEC reporting requirements, (v) anti-fraud program designed to detect and prevent fraud (vi) effective risk assessment and management mechanism, and (vii) personnel with an appropriate level of experience, training in our internal audit department. In addition, on September 2, 2009, the two independent directors who comprised the audit committee resigned from their positions as independent directors of the Company effective September 2, 2009. There is no audit committee since that date. Our management considers that the absence of an audit committee constitutes a material weakness in our internal controls over financial reporting.
As a result of the foregoing material weaknesses in our internal control over financial reporting, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2010.

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
Change in Internal Controls
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

T-BAY HOLDINGS, INC. (Registrant)
Date: August 20, 2010	By:	/s/ Li Xiaofeng
Li Xiaofeng, Chief Executive Officer

Date: August 20, 2010	By:	/s/ Qin Xiangning
Qin Xiangning, Chief Financial Officer