Form 10-Q
period 2010-09-30
T BAY HOLDINGS INC
filed 2010-11-12
CIK 868689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 1, 2010 was 30,088,174 shares, all of one class of $0.001 par value Common Stock.

T-BAY HOLDINGS, INC.
FORM 10-Q
Quarter Ended September 30, 2010

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
T-BAY HOLDINGS, INC. AND SUBSIDIARIES

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 and MARCH 31, 2010
(In thousands of United States dollars)

		SEPTEMBER 30,	MARCH 31,
	Note(s)	2010	2010
		(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents		$17	$703
Notes receivable		—	10
Prepayments, deposits and other receivables, net		14	12,517

Total current assets		31	13,230

PROPERTY, PLANT AND EQUIPMENT, NET	4	30	1,591
ACCOUNTS RECEIVABLE, NET	7	16,589	28,493
INTANGIBLE ASSETS, NET	5	31	42

TOTAL ASSETS		$16,681	$43,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$151	$155
Accruals and other payables
Related parties	9	579	437
Third parties		959	1,259
Receipts in advance		143	143

Total current liabilities		1,832	1,994

LONG-TERM LIABILITIES
Due to shareholders	9	4,255	4,255

Total liabilities		6,087	6,249

COMMITMENTS AND CONTINGENCIES	10

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value $0.001, issued and outstanding Nil		—	—
Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding 30,088,174		30	30
Additional paid-in capital		1,462	1,462
Public welfare fund		2,109	2,109
Statutory surplus fund		4,219	4,219
(Accumulated losses) /retained earnings		(4,249)	21,795
Accumulated other comprehensive income		5,927	5,830

Total stockholders’ equity		9,498	35,445

NON-CONTROLLING INTEREST		1,096	1,662

TOTAL EQUITY		10,594	37,107

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$16,681	$43,356

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the three and six months ended September 30, 2010 and 2009
(In thousands of United States dollars, except per share data)

		THREE MONTHS ENDED		SIX MONTHS ENDED
		SEPTEMBER 30,		SEPTEMBER 30,
	Note	2010	2009	2010	2009
NET REVENUE		$2,196	$11,357	$9,641	$20,783

COST OF REVENUE		2,098	10,615	9,383	19,430

GROSS PROFIT		98	742	258	1,353

OPERATING EXPENSES
Selling expenses		5	31	34	64
General and administrative expenses		13,516	5,357	27,064	10,944

TOTAL OPERATING EXPENSES		13,521	5,388	27,098	11,008

LOSS FROM OPERATIONS		(13,423)	(4,646)	(26,840)	(9,655)

OTHER INCOME		96	18	238	39
GAIN ON DISPOSAL OF A SUBSIDIARY		—	—	—	7

LOSS BEFORE INCOME TAX		(13,327)	(4,628)	(26,602)	(9,609)

INCOME TAX: CURRENT	6	—	—	—	(7)

NET LOSS		(13,327)	(4,628)	(26,602)	(9,616)

Less: Net loss attributable to non-controlling interest		18	94	558	209

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS		(13,309)	(4,534)	(26,044)	(9,407)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		83	(29)	97	(15)

COMPREHENSIVE LOSS		$(13,226)	$(4,563)	$(25,947)	$(9,422)

WEIGHTED AVERAGE NUMBER OF SHARES (in thousands)		30,088	30,088	30,088	30,088

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (in dollars)		$(0.44)	$(0.15)	$(0.87)	$(0.31)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended September 30, 2010
(In thousands of United States dollars)

						(Accumulated	Accumulated
			Additional	Public	Statutory	losses)/	other	Total	Non-
			paid-in	welfare	surplus	Retained	comprehensive	stockholders’	controlling
	Common stock		capital	fund	fund	earnings	income	equity	interest	Total
	No. of
	shares

Balance, March 31, 2010	30,088,174	$30	$1,462	$2,109	$4,219	$21,795	$5,830	$35,445	$1,662	$37,107
Net loss	—	—	—	—	—	(26,044)	—	(26,044)	(558)	(26,602)
Repayment to minority shareholder	—	—	—	—	—	—	—	—	(8)	(8)
Foreign currency translation adjustment	—	—	—	—	—	—	97	97	—	97

Balance, September 30, 2010	30,088,174	$30	$1,462	$2,109	$4,219	$(4,249)	$5,927	$9,498	$1,096	$10,594

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2010 and 2009
(In thousands of United States dollars)

	FOR THE SIX MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,602)	$(9,616)
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation	430	444
Amortization	11	12
Gain on disposal of a subsidiary	—	(7)
Loss on disposal of property, plant and equipment	—	3
Allowances for doubtful trade and other receivables	26,293	11,248

Changes in operating assets and liabilities:
Decrease /(increase) in notes receivable	10	(10,420)
Increase in accounts receivable	(4,459)	(15,267)
Decrease in prepayments, deposits and other receivables	2,026	11,669
Increase /(decrease) in accounts payable	1,779	(241)
Decrease in accruals and other payables	(313)	(42)
Decrease in receipts in advance	—	(838)
Decrease in income tax payable	—	(262)

Net cash used in operating activities	(825)	(13,317)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds received from disposal of property, plant and equipment	—	12

Net cash provided by investing activities	—	12

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in amounts due to shareholders	142	40
Repayment of cash advance to the minority shareholder	(8)	—

Net cash provided by financing activities	134	40

Effect of exchange rate changes on cash	5	6

Net decrease in cash and cash equivalents	(686)	(13,259)

Cash and cash equivalents at beginning of period	703	20,493

Cash and cash equivalents at end of period	$17	$7,234

SUPPLEMENTAL INFORMATION
Income taxes paid	$—	$269

Interest paid	$—	$—

NON-CASH OPERATING AND INVESTING ACTIVITIES
Settlement of account payable (Note 11)	$1,786	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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
Wise Target was incorporated on April 24, 2002 under the International Business Companies Act in the British Virgin Islands.
Amber Link was incorporated on May 10, 2002 under the International Business Companies Act in the British Virgin Islands. During the year ended March 31, 2007, Amber Link commenced the sales of mobile phones and components. In September 2010, Amber Link suspended operations.
Sunplus was established on October 17, 2002 under the laws of the People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices. Sunplus commenced operations on May 1, 2003. At September 30, 2010, Sunplus has approximately 30 staff, mostly engineers and software programmers. In September 2010, Sunplus suspended operations.
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
On April 9, 2009, Sunplus disposed of Zhangzhou JiaXun to QiaoXing Telecom at a consideration of US$731,000 (RMB5,000,000).

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2010
1. The Company and Subsidiaries (continued)
As of September 30, 2010, the Group structure is as follows:-
2. Going concern
These financial statements have been prepared on a going concern basis which assumes the Company and its subsidiaries (collectively referred to as the “Group”) will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Group suspended operations in September 2010 with a view to minimise future losses. As of September 30, 2010, the Group had net current liabilities of US$1,801,000 and accumulated losses of US$4,249,000. This raised uncertainty about the Group’s ability to continue as a going concern. These financial statements do not include any adjustments that may result from this uncertainty. The Group’s ability to continue as a going concern is dependent upon the Group generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities as and when they fall due. Management intends to look for new business opportunities and to finance operating costs over the next twelve months with existing cash on hand and advances from shareholders.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2010
3. Summary of Significant Accounting Policies
(a) Basis of Preparation
The accompanying unaudited consolidated financial statements of T-Bay and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to make the financial statements not misleading. All adjustments are of a normal recurring nature. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of T-Bay for the year ended March 31, 2010 and notes thereto contained in the Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended September 30, 2010 are not necessarily indicative of the results for the full fiscal year ending March 31, 2011.
(b) Basis of Consolidation
The unaudited consolidated balance sheet as of September 30, 2010 and the unaudited consolidated statement of operations for the three and six months ended September 30, 2010 include T-Bay, Wise Target, Amber Link and Sunplus. All material intercompany transactions have been eliminated upon consolidation.
(c) Loss Per Share
Basic loss per share is computed by dividing the loss for the period by the weighted average number of common shares outstanding for the period. There are no common stock equivalents outstanding for any period presented.
4. Property, Plant and Equipment, Net

	SEPTEMBER 30,	MARCH 31,
	2010	2010
	US$’000	US$’000
	(Unaudited)
Cost
Machinery	$80	$4,766
Office equipment	106	104

	186	4,870

Accumulated depreciation
Machinery	72	3,200
Office equipment	84	79

	156	3,279

Carrying value
Machinery	8	1,566
Office equipment	22	25

	$30	$1,591

Depreciation expense for each of the three months ended September 30, 2010 and 2009 was approximately US$217,000 and US$219,000, respectively, and for each of the six months ended September 30, 2010 and 2009 was approximately US$430,000 and US$444,000, respectively.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2010
5. Intangible Assets, Net
Changes in the carrying amount of intangible assets for the six months ended September 30, 2010 were as follows:-

	Software	Patent	Total
	US$’000	US$’000	US$’000
Cost:
Balance, March 31, 2010 and September 30, 2010	$183	$4	$187

Less: Accumulated amortization
Balance, March 31, 2010	(141)	(4)	(145)
Amortization expenses	(11)	—	(11)

Balance, September 30, 2010	(152)	(4)	(156)

Net balance, September 30, 2010	$31	$—	$31

Amortization expense for each of the three months ended September 30, 2010 and 2009 was approximately US$5,000 and US$6,000, respectively, and for each of the six months ended September 30, 2010 and 2009 was approximately US$11,000 and US$12,000, respectively. The estimated amortization expense for the six months ending March 31, 2011 and the four years ending March 31, 2012, 2013, 2014 and 2015 amounts to approximately US$11,000, US$18,000, US$2,000, US$ nil and US$ nil, respectively.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2010
6. Income Taxes
Amber Link and Wise Target are not subject to income taxes in any tax jurisdiction.
No provision for current income tax for T-Bay has been made as it incurred a loss for each of the six months ended September 30, 2010 and 2009, respectively.
Sunplus is subject to PRC Income Tax. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25%.
Zhangzhou JiaXun was inactive during the six months ended September 30, 2009 up to date of disposal.
A reconciliation between taxes computed at the PRC statutory rate of 25% and the Group’s effective tax rate is as follows:-

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED		ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2010	2009	2010	2009
	US$’000	US$’000	US$’000	US$’000

Loss before income tax	$(13,327)	$(4,628)	$(26,602)	$(9,609)

Income benefit on pretax loss at statutory rate	(3,331)	(1,157)	(6,650)	(2,402)
Effect of different tax rates of Group company operating in other Jurisdictions	3,223	684	3,830	1,346
Tax effect of non-deductible expenses	—	—	45	—
Change in valuation allowance	2,722	473	2,775	1,056
(Over)/under-provision in prior period	(2,614)	—	—	7

Income tax expense	$—	$—	$—	$7

As of September 30, 2010, T-Bay had accumulated net operating loss carryforwards for United States federal tax purposes of approximately US$1,998,000, that are available to offset future taxable income. T-Bay’s net operating loss carryforwards expire in years 2012 through 2030. As of September 30, 2010, Sunplus had net operating loss carryforwards of approximately US$22,776,000 that are available to offset future taxable income up to 2015. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at September 30, 2010.
As of September 30, 2010, deferred tax assets consist of:-

SEPTEMBER 30,2010
US$’000

Net operating loss carryforwards	$6,373
Less: valuation allowance	(6,373)

$—

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2010
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
Despite various discussions and negotiations held with the Zhangzhou local authority, the effort failed, and the local authorities took back the land by forced resumption. In view of this, full allowance has been made in respect of the sales proceeds receivable from Qiaoxing Telecom of US$10,543,000 and charged to the statement of operations and comprehensive income for the six months ended September 30, 2010.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2010
7. Concentrations and Credit Risk (continued)
On August 31, 2010, an agreement was signed between Sunplus and Qiaoxing Telecom for settlement. As Zhangzhou local government had taken back the land, Qiaoxing Telecom can no longer use the land for any purpose. It was mutually agreed that Sunplus will not request Qiaoxing Telecom to repay the outstanding balance of US$10,543,000 while the deposit paid by Qiaoxing Telecom will not be refunded back to Qiaoxing Telecom. In view of this, Sunplus wrote off the allowance made in last quarter during the three months ended September 30, 2010.
A substantial portion of revenue was generated from one group of customers for the three and six months ended September 30, 2010 and 2009.
The net sales to customers representing at least 10% of net total sales are as follows:-

	FOR THE THREE MONTHS ENDED				FOR THE SIX MONTHS ENDED
	SEPTEMBER 30				SEPTEMBER 30
	2010		2009		2010		2009
	US$’000%		US$’000%		US$’000%		US$’000%

Customer A	$394	18	$2,357	21	$1,881	20	$3,918	19
Customer B	395	18	1,761	16	1,667	17	2,681	13
Customer C	206	9	1,540	14	850	9	2,788	13
Customer D*	328	15	1,692	15	1,203	12	3,599	17
Customer E	363	17	615	5	1,667	17	1,410	7
Customer F*	288	13	1,617	14	1,135	12	3,423	16
Customer G	80	4	1,319	12	504	5	2,175	10

Customer Group A*	616	28	3,309	29	2,338	24	7,022	33
The following customers had balances of at least 10% of the total accounts receivable as of September 30, 2010 and March 31, 2010:-

	SEPTEMBER 30, 2010		MARCH 31, 2010
	US$’000%		US$’000%

Customer A	8,935	19	8,248	19
Customer B	7,764	17	6,846	16
Customer F*	5,309	11	4,731	11
Customer G	4,622	10	4,497	11

Customer group A*	9,147	20	8,499	20

*	Customer Group A includes customers D and F.

*	At September 30, 2010 and March 31, 2010, this group of customers accounted for 20% of accounts receivable.
The accounts receivable that have repayment terms of more than twelve months have been discounted.
The Group does not require collateral to support financial instruments that are subject to credit risk.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2010
8. Retirement and Welfare Benefits
The full-time employees of the PRC subsidiaries are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The PRC subsidiaries are required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was US$22,000 and US$56,000 for the three and six months ended September 30, 2010 and US$41,000 and US$83,000 for the three and six months ended September 2009, respectively. The PRC subsidiaries are required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees.
9. Related Party Transactions
The Group engages in business transactions with the following related parties:-
a. Li Xiaofeng, a director and stockholder of T-Bay.
b. Li Meilian, a stockholder of T-Bay.
The Group has the following transactions and balances with related parties:-

	SEPTEMBER 30,2010	MARCH 31, 2010
	US$’000	US$’000

Other payable — Li Meilian	$579	$437

Long-term liabilities
Other payable — Li Meilian	$3,482	$3,482
Other payable — Li Xiaofeng	773	773

	$4,255	$4,255

The balances have no stated terms for repayment, are not interest bearing, and are the result of cash advances from related parties and the repayment thereof. Those payables to Li Meilian and Li Xiaofeng which are classified as long-term liabilities are not repayable within the next twelve months.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2010
10. Commitments and Contingencies
a.	As of September 30, 2010, Sunplus leased office premises and staff quarters under several agreements expiring from 2010 to 2012.
Rental expenses for the three and six months ended September 30, 2010 amounted to US$21,000 and US$42,000, respectively. Rental expenses for the three and six months ended September 30, 2009 amounted to US$24,000 and US$46,000, respectively, and are included in general and administrative expenses in the consolidated statements of operations and comprehensive income.
The future minimum lease payments under the above-mentioned leases as of September 30, 2010 are as follows:-

Year Ending March 31,	US$’000

2011	$26
2012	39

Total	$65

b.	As of September 30, 2010, the Group had capital commitments in relation to acquisition of intangible assets of US$39,000.
11. Major non-cash transaction
During the six months ended September 30, 2010, the Group settled accounts payable of US$ 1,786,000 with the following assets:-

US$’000

Property, plant and equipment	$1,140
Accounts receivable	646

Total	$1,786

12. New Accounting Pronouncements
In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. ASU No. 2010-20 requires a greater level of disaggregation in disclosures relating to the credit quality of the Company’s financing receivables and allowance for loan losses. Furthermore, ASU 2010-20 also requires enhanced disclosures about non-accrual and past due financing receivables, impaired loans and loan modifications. The standard is effective for the first interim or annual reporting periods ending on or after December 15, 2010. The adoption of this guidance may impact on the disclosures in the financial statements for the nine months ending December 31, 2010.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review concerns the three and six months ended September 30, 2010, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K for the year ended March 31, 2010. As a result of the change in consumer preference away from the types of mobile phone handsets to which our design service and our mobile phone components were suited, this line of business has been on a downward trend for us. Management believes that it is unlikely that this trend will reverse. In the circumstances, we took the step to wind down this business of design and sale of mobile phone components in an orderly fashion and to concentrate our effort to the collection of receivables, while at the same time looking for new business opportunities. It may however take time to find new businesses to which we are suited and which offer a reasonable prospect of success. If we will not be able to enter into some new business areas in the foreseeable future, our long-term financial performance and condition would be adversely affected.
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009
Overview
For the three months ended September 30, 2010, our net revenue decreased by $9,161,000 from $11,357,000 for the three months ended September 30, 2009 to $2,196,000, which represented an 80.7% decrease. Our net loss increased from $4,534,000 for the three months ended September 30, 2009 to $13,309,000 for the three months ended September 2010, primarily as a result of the increase in allowance for doubtful receivables. We recorded a loss per share of $0.44 for the three months ended September 30, 2010, compared to a loss per share of $0.15 for the three months ended September 30, 2009.
Net Revenue

	Three months ended September 30,
		2010		2009
	(in thousand US dollars)
	% Change	Amount	%	Amount	%

Sales of mobile phone components	-80.9%	2,140	97.4%	11,175	98.4%
Revenue from design services	-69.2%	56	2.6%	182	1.6%

NET REVENUE	-80.7%	2,196	100%	11,357	100%

Our net revenue was $2,196,000 for the three months ended September 30, 2010, a decrease of $9,161,000, or 80.7%, from $11,357,000 for the same period in the previous year. Revenue from sales of mobile phone components was $2,140,000 compared to $11,175,000 in the same period of the previous fiscal year, representing an 80.9% decrease. Revenue from design services decreased to $56,000 from $182,000 in the same period of the previous fiscal year, representing a 69.2% decrease.
For the three months ended September 30, 2010, revenue from design services represented 2.6% of total revenue, while revenue from sales of mobile phone components was 97.4%, compared to 1.6% from design services and 98.4% from sales of mobile phone components for the three months ended September 30, 2009.
Detailed information on sale of mobile phone components
We design and manufacture printed circuit boards (“PCB”) and provide printed circuit board assemblies (“PCBA”) according to our customers’ specifications. Revenue from the sale of mobile phone components (comprising PCB and PCBA) decreased from $11,175,000 for the three months ended September 2009 to $2,140,000 for the same period this year, representing an 80.9% decrease, as we disengage ourselves in an orderly fashion from the business of sale of mobile phone components in consideration of the downward trend of the business we have experienced during the period.
Detailed information on revenue from design services
Revenue from design services decreased from $182,000 for the three months ended September 30, 2009 to $56,000 for the same period this year, representing a 69.2% decrease, as we disengage ourselves in an orderly fashion from the business of design services.
Cost of Revenue
For the three months ended September 30, 2010, cost of revenue decreased to $2,098,000 from $10,615,000 for the three months ended September 30, 2009, representing an 80.2% decrease. Cost of revenue primarily consisted of purchase cost of raw and processed materials, costs of salaries of engineers and designers, and research and development (“R&D”) expenses. The decrease was largely the result of the decrease in the sale of mobile phone components.
Gross Profit
Our gross profit was $98,000 for the three months ended September 30, 2010 compared to $742,000 for the three months ended September 30, 2009, representing an 86.8% decrease. Our gross profit was significantly reduced not only as a direct result of the drop in demand of our products, but also because the cost of sales was not reduced to the same extent as the reduction in revenue, as not all costs were variable with respect to revenue.
Operating Expenses
Operating expenses consisted of selling expenses and general and administrative (G&A) expenses. For the three months ended September 30, 2010, operating expenses were $13,521,000, as compared to $5,388,000 for the three months ended September 30, 2009, representing a 150.9% increase.
Detailed information of operating expenses for the three months ended September 30, 2010 is as follows:-

	Three months ended September 30,
		2010		2009
	(in thousand US dollars)
			% of		% of
	% Change	Amount	Net revenue	Amount	net revenue
G&A expenses	152.3%	13,516	615.5%	5,357	47.2%
Selling expenses	-83.9%	5	0.2%	31	0.3%

Operating expenses	150.9%	13,521	615.7%	5,388	47.5%

Operating expenses during the three months ended September 30, 2010 were $13,521,000, or 615.7% of revenue, compared to $5,388,000, or 47.5% of revenue for the three months ended September 30, 2009. The significant increase was mainly attributed to the increase in G&A expenses.

G&A expenses were $13,516,000, or 615.5% of revenue, compared to $5,357,000, or 47.2% of revenue for the three months ended September 30, 2009. The significant increase in G&A expenses was mainly due to the increase in allowance for doubtful receivables.
We increased the allowance for doubtful receivables to $13,171,000 for the three months ended September 30, 2010 as compared to $7,245,000 for the three months ended September 30, 2009, as we changed our provision policy by making allowance for debts that are not yet due in view of the increase in difficulty in collection of debts after we suspended our operations in September 2010. An allowance for doubtful receivables is maintained for all debtors based on a variety of factors, including the overall economy and industrial condition, length of time the receivables are past due, significant one-time events and historical experience.
Selling expenses decreased from $31,000 to $5,000. The decrease was consistent with the decrease in revenue.
Loss from Operations
Loss from operations increased from $4,646,000 for the three months ended September 2009 to $13,423,000 for the same period this year. The increase in the loss was mainly attributable to the increase in allowance for doubtful receivables.
Income Tax
Sunplus is subject to PRC Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai was 25%.
No income tax expense was recorded for Sunplus for each of the three months ended September 30, 2010 and 2009, as Sunplus incurred losses during these periods.
Non-controlling Interests
Non-controlling interests represented the portion of loss of Sunplus that we do not own. For the three months ended September 30, 2010, non-controlling interest was attributable to the 5% of the equity interest of Sunplus owned by Shanghai Fanna.
Net loss attributable to common stockholders
As a result of the above items, net loss attributable to common stockholders was $13,309,000 for the three months ended September 30, 2010, as compared to net loss attributable to common stockholders of $4,534,000 for the three months ended September 30, 2009. This increase of loss was mainly the result of the increase in allowance for doubtful receivables.
Loss per share attributable to common stockholders
We reported loss per share attributable to common stockholders of $0.44, based on a weighted average number of shares outstanding of 30,088,174 for the three months ended September 30, 2010. Our outstanding common stock was 30,088,174 shares as of September 30, 2010. We do not have any preferred stock issued or outstanding warrants or options.
SIX MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2009
Overview
For the six months ended September 30, 2010, our net revenue decreased by $11,142,000 from $20,783,000 for the six months ended September 30, 2009 to $9,641,000, which represented a 53.6% decrease. Our net loss increased from $9,407,000 for the six months ended September 30, 2009 to $26,044,000 for the six months ended September 2010, primarily as a result of the increase in allowance for doubtful receivables. We recorded a loss per share of $0.87 for the six months ended September 30, 2010, compared to a loss per share of $0.31 for the six months ended September 30, 2009.

Net Revenue

	Six months ended September 30,
		2010		2009
	(in thousand US dollars)
	% Change	Amount	%	Amount	%

Sales of mobile phone components	-53.6%	9,457	98.1%	20,396	98.1%
Revenue from design services	-52.5%	184	1.9%	387	1.9%

NET REVENUE	-53.6%	9,641	100%	20,783	100%

Our net revenue was $9,641,000 for the six months ended September 30, 2010, a decrease of $11,142,000, or 53.6%, from $20,783,000 for the same period in the previous year. Revenue from sales of mobile phone components was $9,457,000 compared to $20,396,000 in the same period of the previous fiscal year, representing a 53.6% decrease. Revenue from design services decreased to $184,000 from $387,000 in the same period of the previous fiscal year, representing a 52.5% decrease.
For the six months ended September 30, 2010 and 2009, revenue from design services represented 1.9% of total revenue, while revenue from sales of mobile phone components was 98.1%.
Detailed information on sale of mobile phone components
We design and manufacture PCB and provide PCBA according to our customers’ specifications. Revenue from the sale of mobile phone components (comprising PCB and PCBA) decreased from $20,396,000 for the six months ended September 30, 2009 to $9,457,000 for the same period this year, representing a 53.6% decrease, as we disengage ourselves in an orderly fashion from the business of sale of mobile phone components.
Detailed information on revenue from design services
Revenue from design services decreased from $387,000 for the six months ended September 30, 2009 to $184,000 for the same period this year, representing a 52.5% decrease, as we disengage ourselves in an orderly fashion from the business of design services.
Cost of Revenue
For the six months ended September 30, 2010, cost of revenue decreased to $9,383,000 from $19,430,000 for the six months ended September 30, 2009, representing a 51.7% decrease. Cost of revenue primarily consisted of purchase cost of raw and processed materials, costs of salaries of engineers and designers, and research and development (“R&D”) expenses. The decrease was largely the result of the decrease in the sale of mobile phone components.
Gross Profit
Our gross profit was $258,000 for the six months ended September 30, 2010 compared to $1,353,000 for the six months ended September 30, 2009, representing an 80.9% decrease. Our gross profit was significantly reduced not only as a direct result of the drop in demand of our products, but also because the cost of sales was not reduced to the same extent as the reduction in revenue, as not all costs were variable with respect to revenue.
Operating Expenses
Operating expenses consisted of selling expenses and general and administrative (G&A) expenses. For the six months ended September 30, 2010, operating expenses were $27,098,000, as compared to $11,008,000 for the six months ended September 30, 2009, representing a 146.2% increase.

Detailed information in respect of operating expenses for the six months ended September 30, 2010 is as follows:-

	Six months ended September 30,
		2010		2009
	(in thousand US dollars)
			% of		% of
	% Change	Amount	Net revenue	Amount	net revenue
G&A expenses	147.3%	27,064	280.7%	10,944	52.7%
Selling expenses	-46.9%	34	0.4%	64	0.3%

Operating expenses	146.2%	27,098	281.1%	11,008	53.0%

Operating expenses during the six months ended September 30, 2010 were $27,098,000, or 281.1% of revenue, compared to $11,008,000, or 53.0% of revenue for the six months ended September 30, 2009. The significant increase was mainly attributed to the increase in G&A expenses.
G&A expenses were $27,064,000, or 280.7% of revenue, compared to $10,944,000, or 52.7% revenue for the six months ended September 30, 2009. The significant increase in G&A expenses was mainly due to increase in allowance for doubtful receivables.
We increased allowance for doubtful receivables to $26,293,000 for the six months ended September 30, 2010 as compared to $11,248,000 for the six months ended September 30, 2009, as we changed our provision policy by making allowance for debts that are not yet due in view of the increase in difficulty in collection of debts after we suspended our operations in September 2010. We have also made full allowance for the sales proceeds recoverable from Qiaoxing Telecom of $10,478,000, which is described below.
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
The Company has liaised with the Zhangzhou local governmental bureau to apply for an extension of the land development. This effort has, however, failed, and the local authority took back the land by forced resumption. In view of this, full allowance has been made in respect of the sales proceeds receivable from Qiaoxing Telecom of US$10,543,000 in the last quarter.
On August 31, 2010, an agreement was signed between Sunplus and Qiaoxing Telecom for the settlement. As Zhangzhou local government had taken back the land, Qiaoxing Telecom can no longer use the land for any purpose. Sunplus agreed not to request Qiaoxing Telecom to repay the outstanding balance of US$10,543,000 while the deposit paid by Qiaoxing Telecom will not be refunded back to Qiaoxing Telecom. In view of this, Sunplus wrote off the allowance made in last quarter during the three months ended September 30, 2010.
Selling expenses decreased from $64,000 to $34,000. The decrease was consistent with the decrease in revenue.
Loss from Operations
Loss from operations increased from $9,655,000 for the six months ended September 30, 2009 to $26,840,000 for the same period this year. The increase in the loss was mainly attributable to the increase in allowance for doubtful receivables.
Income Tax
Sunplus is subject to PRC Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai was 25%.

For the six months ended September 30, 2010, Sunplus recorded an income tax expense of $nil, compared to $7,000 for the six months ended September 30, 2009. The income tax expenses of US$7,000 for the six months ended June 30, 2009 related to an under-provision in the prior year.
Non-controlling Interests
Non-controlling interests represented the portion of loss of Sunplus that we do not own. For the six months ended September 30, 2010, non-controlling interests were attributable to the 5% of the equity interest of Sunplus owned by Shanghai Fanna.
Net loss attributable to common stockholders
As a result of the above items, net loss attributable to common stockholders was $26,044,000 for the six months ended September 30, 2010, as compared to net loss attributable to common stockholders of $9,407,000 for the six months ended September 30, 2009. This increase of loss was mainly the result of the increase in allowance for doubtful receivables.
Loss per share attributable to common stockholders
We reported loss per share attributable to common stockholders of $0.87, based on a weighted average number of shares outstanding of 30,088,174 for the six months ended September 30, 2010. Our outstanding common stock was 30,088,174 shares as of September 30, 2010. We do not have any preferred stock issued or outstanding warrants or options.
LIQUIDITY AND CAPITAL RESOURCES
Assets
As of September 30, 2010, the total assets of the Company were $16,681,000 which consisted of $31,000 in current assets, $30,000 in property, plant and equipment (PPE), $16,589,000 in non-current accounts receivable and $31,000 in intangible assets.
Liabilities
Our total liabilities as of September 30, 2010 were $6,087,000, which consisted of $1,832,000 in current liabilities and $4,255,000 in long-term liabilities. Long-term liabilities were all liabilities due to shareholders.
Capital Resources
For the six months ended September 30, 2010, we were principally engaged in provision of design solutions of wireless communication devices and sales of mobile phone components. We did not declare or pay dividends for the six months ended September 30, 2010.
For the six months ended September 30, 2010, $825,000 was used in operating activities and $134,000 was provided by financing activities. Cash and cash equivalents decreased by $686,000 to $17,000 as of September 30, 2010 from $703,000 as of March 31, 2010.
We used $825,000 in operating activities for the six months ended September 30, 2010. Net cash used in operating activities for the six months ended September 30, 2010 related to net loss adjusted for items not involving movement of cash for the period, augmented mainly by an increase in accounts receivable of $4,459,000, but offset mainly by the decrease in prepayments, deposits and other receivables of $2,026,000 and an increase in accounts payable of $1,779,000.
In arriving at the net loss, we made an allowance of $26,293,000 for doubtful debts for the six months ended September 30, 2010, which did not involve any outflow of cash.
There was no cash flow relating to investing activities for the six months ended September 30, 2010.

For the six months ended September 30, 2010, net cash provided by financing activities was approximately $134,000, which related primarily to the increase in advances from a shareholder and the repayment of cash advance to the minority shareholder.
As of September 30, 2010, we had capital commitments of $39,000 in relation to acquisition of intangible assets.
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
Going concern statement
We suspended operations in September 2010 and have negative working capital and recurring losses from operations. The continuation of our Company as a going concern is dependent upon the Company achieving profitable operations in future and/or obtaining the necessary financing. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the company discontinue operations.
Employees
As of September 30, 2010, we had approximately 30 full-time employees employed in Greater China.
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

ITEM 4.	CONTROLS AND PROCEDURES
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
In connection with the preparation of this Quarterly Report on Form 10-Q for the second quarter ended September 30, 2010, an evaluation was performed by our management, with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.
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
As a result of the foregoing material weaknesses in our internal control over financial reporting, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2010.
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
Change in Internal Controls
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

T-BAY HOLDINGS, INC. (Registrant)
Date: November 12, 2010	By:	/s/ Li Xiaofeng
Li Xiaofeng, Chief Executive Officer

Date: November 12, 2010	By:	/s/ Qin Xiangning
Qin Xiangning, Chief Financial Officer