Form 10-Q
period 2010-12-31
T BAY HOLDINGS INC
filed 2011-02-14
CIK 868689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended December 31, 2010
-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 033-37099-S

T-BAY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	91-1465664 (I.R.S. Employer Identification No.)
Block 3, Qiao Xing Science Technological & Industrial Zone,
Tang Quan, Huizhou, Guangdong, PRC
(Address of principal executive offices)
Issuer’s telephone number, including area code: 86-752-6209699
(Former name, former address or former fiscal year, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock, as of February 1, 2011 was 30,088,174 shares, all of one class of $0.001 par value Common Stock.

T-BAY HOLDINGS, INC.
FORM 10-Q
Quarter Ended December 31, 2010

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
Please note that we suspended operations in September 2010.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
T-BAY HOLDINGS, INC. AND SUBSIDIARIES

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 and MARCH 31, 2010
(In thousands of United States dollars)

		DECEMBER 31,	MARCH 31,
	Note(s)	2010	2010
		(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents		$18	$703
Notes receivable		—	10
Prepayments, deposits and other receivables, net		14	12,517

Total current assets		32	13,230

PROPERTY, PLANT AND EQUIPMENT, NET	4	28	1,591
ACCOUNTS RECEIVABLE, NET	7	9,786	28,493
INTANGIBLE ASSETS, NET	5	26	42

TOTAL ASSETS		$9,872	$43,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$153	$155
Accruals and other payables
Related parties	9	625	437
Third parties		1,025	1,259
Receipts in advance		143	143

Total current liabilities		1,946	1,994

LONG-TERM LIABILITIES
Due to shareholders	9	4,255	4,255

Total liabilities		6,201	6,249

COMMITMENTS AND CONTINGENCIES	10

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares, par value $0.001, issued and outstanding Nil		—	—
Common stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding 30,088,174		30	30
Additional paid-in capital		1,462	1,462
Public welfare fund		2,109	2,109
Statutory surplus fund		4,219	4,219
(Accumulated losses) /retained earnings		(11,332)	21,795
Accumulated other comprehensive income		6,108	5,830

Total stockholders’ equity		2,596	35,445

NON-CONTROLLING INTEREST		1,075	1,662

TOTAL EQUITY		3,671	37,107

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$9,872	$43,356

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the three and nine months ended December 31, 2010 and 2009
(In thousands of United States dollars, except per share data)

		THREE MONTHS ENDED		NINE MONTHS ENDED
		DECEMBER 31,		DECEMBER 31,
	Note	2010	2009	2010	2009

NET REVENUE		$—	$8,129	$9,641	$28,912

COST OF REVENUE		—	7,624	9,383	27,054

GROSS PROFIT		—	505	258	1,858

OPERATING EXPENSES
Selling expenses		—	32	34	96
General and administrative expenses		7,104	6,724	34,168	17,668

TOTAL OPERATING EXPENSES		7,104	6,756	34,202	17,764

LOSS FROM OPERATIONS		(7,104)	(6,251)	(33,944)	(15,906)

OTHER INCOME		—	5	238	44
GAIN ON DISPOSAL OF A SUBSIDIARY		—	—	—	7

LOSS BEFORE INCOME TAX		(7,104)	(6,246)	(33,706)	(15,855)

INCOME TAX: CURRENT	6	—	—	—	(7)

NET LOSS		(7,104)	(6,246)	(33,706)	(15,862)

Less: Net loss attributable to non-controlling interest		21	57	579	266

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS		(7,083)	(6,189)	(33,127)	(15,596)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		181	33	278	18

COMPREHENSIVE LOSS		$(6,902)	$(6,156)	$(32,849)	$(15,578)

WEIGHTED AVERAGE NUMBER OF SHARES (in thousands)		30,088	30,088	30,088	30,088

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (in dollars)		$(0.24)	$(0.21)	$(1.10)	$(0.52)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended December 31, 2010
(In thousands of United States dollars)

						Retained	Accumulated
			Additional	Public	Statutory	earnings/	other	Total	Non-
			paid-in	welfare	surplus	(accumulated	comprehensive	stockholders’	controlling
	Common stock		capital	fund	fund	losses)	income	equity	interest	Total
	No. of
	shares

Balance, March 31, 2010	30,088,174	$30	$1,462	$2,109	$4,219	$21,795	$5,830	$35,445	$1,662	$37,107
Net loss	—	—	—	—	—	(33,127)	—	(33,127)	(579)	(33,706)
Repayment to minority shareholder	—	—	—	—	—	—	—	—	(8)	(8)
Foreign currency translation adjustment	—	—	—	—	—	—	278	278	—	278

Balance, December 31, 2010	30,088,174	$30	$1,462	$2,109	$4,219	$(11,332)	$6,108	$2,596	$1,075	$3,671

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2010 and 2009
(In thousands of United States dollars)

	FOR THE NINE MONTHS
	ENDED DECEMBER 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,706)	$(15,862)
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation	439	660
Amortization	16	18
Gain on disposal of a subsidiary	—	(7)
Loss on disposal of property, plant and equipment	—	12
Allowances for doubtful trade and other receivables	33,273	17,580

Changes in operating assets and liabilities:
Decrease /(increase) in notes receivable	11	(10,438)
Increase in accounts receivable	(4,451)	(21,939)
Decrease in prepayments, deposits and other receivables	2,026	11,757
Increase /(decrease) in accounts payable	1,779	(278)
Decrease in accruals and other payables	(109)	(94)
Decrease in receipts in advance	—	(844)
Decrease in income tax payable	—	(262)

Net cash used in operating activities	(722)	(19,697)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds received from disposal of property, plant and equipment	—	14

Net cash provided by investing activities	—	14

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of cash advance to the minority shareholder	(8)	(6)
Cash advance from shareholders	38	112

Net cash provided by financing activities	30	106

Effect of exchange rate changes on cash	7	(10)

Net decrease in cash and cash equivalents	(685)	(19,587)

Cash and cash equivalents at beginning of period	703	20,493

Cash and cash equivalents at end of period	$18	$906

SUPPLEMENTAL INFORMATION
Income taxes paid	$—	$269

Interest paid	$—	$—

NON-CASH OPERATING AND INVESTING ACTIVITIES
Settlement of accounts payable (Note 11)	$1,786	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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
Sunplus was established on October 17, 2002 under the laws of the People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices. Sunplus commenced operations on May 1, 2003. At December 31, 2010, Sunplus has approximately 8 staff, mostly administrative staff. In September 2010, Sunplus suspended operations.
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
On April 9, 2009, Sunplus disposed of Zhangzhou JiaXun to QiaoXing Telecom at a consideration of US$731,000 (RMB5,000,000).

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010
1. The Company and Subsidiaries (continued)
As of December 31, 2010, the Group structure is as follows:-
2. Going concern
These financial statements have been prepared on a going concern basis which assumes the Company and its subsidiaries (collectively referred to as the “Group”) will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Group suspended operations in September 2010 with a view to minimise future losses. As of December 31, 2010, the Group had net current liabilities of US$1,914,000 and accumulated losses of US$11,332,000. This raised uncertainty about the Group’s ability to continue as a going concern. These financial statements do not include any adjustments that may result from this uncertainty. The Group’s ability to continue as a going concern is dependent upon the Group generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities as and when they fall due. Management intends to look for new business opportunities and to finance operating costs over the next twelve months with existing cash on hand and advances from shareholders.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010
3. Summary of Significant Accounting Policies
(a) Basis of Preparation
The accompanying unaudited consolidated financial statements of T-Bay and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to make the financial statements not misleading. All adjustments are of a normal recurring nature. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of T-Bay for the year ended March 31, 2010 and notes thereto contained in the Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended December 31, 2010 are not necessarily indicative of the results for the full fiscal year ending March 31, 2011.
(b) Basis of Consolidation
The unaudited consolidated balance sheet as of December 31, 2010 and the unaudited consolidated statement of operations for the three and nine months ended December 31, 2010 include T-Bay, Wise Target, Amber Link and Sunplus. All material intercompany transactions have been eliminated upon consolidation.
(c) Loss Per Share
Basic loss per share is computed by dividing the loss for the period by the weighted average number of common shares outstanding for the period. There are no common stock equivalents outstanding for any period presented.
4. Property, Plant and Equipment, Net

	DECEMBER 31,	MARCH 31,
	2010	2010
	US$’000	US$’000
	(Unaudited)
Cost
Machinery	$81	$4,766
Office equipment	108	104

	189	4,870

Accumulated depreciation
Machinery	73	3,200
Office equipment	88	79

	161	3,279

Carrying value
Machinery	8	1,566
Office equipment	20	25

	$28	$1,591

Depreciation expense for each of the three months ended December 31, 2010 and 2009 was approximately US$9,000 and US$216,000, respectively, and for each of the nine months ended December 31, 2010 and 2009 was approximately US$439,000 and US$660,000, respectively.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010
5. Intangible Assets, Net
Changes in the carrying amount of intangible assets for the nine months ended December 31, 2010 were as follows:-

	Software	Patent	Total
	US$’000	US$’000	US$’000
Cost:
Balance, March 31, 2010 and December 31, 2010	$183	$4	$187

Less: Accumulated amortization
Balance, March 31, 2010	(141)	(4)	(145)
Amortization expenses	(16)	—	(16)

Balance, December 31, 2010	(157)	(4)	(161)

Net balance, December 31, 2010	$26	$—	$26

Amortization expense for each of the three months ended December 31, 2010 and 2009 was approximately US$5,000 and US$6,000, respectively, and for each of the nine months ended December 31, 2010 and 2009 was approximately US$16,000 and US$18,000, respectively. The estimated amortization expense for the three months ending March 31, 2011 and the four years ending March 31, 2012, 2013, 2014 and 2015 amounts to approximately US$6,000, US$18,000, US$2,000, US$ nil and US$ nil, respectively.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010
6. Income Taxes
Amber Link and Wise Target are not subject to income taxes in any tax jurisdiction.
No provision for current income tax for T-Bay has been made as it incurred a loss for each of the nine months ended December 31, 2010 and 2009, respectively.
Sunplus is subject to PRC Income Tax. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25%.
Zhangzhou JiaXun was inactive during the nine months ended December 31, 2009 up to date of disposal.
A reconciliation between taxes computed at the PRC statutory rate of 25% and the Group’s effective tax rate is as follows:-

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED		ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2010	2009	2010	2009
	US$’000	US$’000	US$’000	US$’000

Loss before income tax	$(7,104)	$(6,246)	$(33,706)	$(15,855)

Income tax benefit on pretax loss at statutory rate	(1,776)	(1,562)	(8,426)	(3,964)
Effect of different tax rates of Group company operating in other jurisdictions	1,668	1,265	5,498	2,611
Change in valuation allowance	105	297	2,880	1,353
Under-provision in prior period	—	—	—	7
Tax effect of non-deductible expenses	3	—	48	—

Income tax expense	$—	$—	$—	$7

As of December 31, 2010, T-Bay had accumulated net operating loss carryforwards for United States federal tax purposes of approximately US$2,012,000, that are available to offset future taxable income. T-Bay’s net operating loss carryforwards expire in years 2012 through 2030. As of December 31, 2010, Sunplus had net operating loss carryforwards of approximately US$23,179,000 that are available to offset future taxable income up to 2015. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the T-Bay carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at December 31, 2010.
As of December 31, 2010, deferred tax assets consist of:-

DECEMBER 31, 2010
US$’000

Net operating loss carryforwards	$6,478
Less: valuation allowance	(6,478)

$—

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010
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
Despite various discussions and negotiations held with the Zhangzhou local authority, the effort failed, and the local authorities took back the land by forced resumption. In view of this, full allowance has been made in respect of the sales proceeds receivable from Qiaoxing Telecom of US$10,543,000 and charged to the statement of operations and comprehensive income for the nine months ended December 31, 2010.
On August 31, 2010, an agreement was signed between Sunplus and Qiaoxing Telecom for settlement. As Zhangzhou local government had taken back the land, Qiaoxing Telecom can no longer use the land for any purpose. It was mutually agreed that Sunplus will not request Qiaoxing Telecom to repay the outstanding balance of US$10,543,000 while the deposit paid by Qiaoxing Telecom will not be refunded back to Qiaoxing Telecom. In view of this, Sunplus wrote off the allowance made previously in the last quarter.
A substantial portion of revenue was generated from one group of customers for the three and nine months ended December 31, 2010 and 2009.
The net sales to customers representing at least 10% of net total sales are as follows:-

	FOR THE THREE MONTHS ENDED				FOR THE NINE MONTHS ENDED
	DECEMBER 31,				DECEMBER 31,
	2010		2009		2010		2009
	US$’000%		US$’000%		US$’000%		US$’000%

Customer A	$—	—	$1,922	24	$1,881	20	$5,840	20
Customer B	—	—	1,582	19	1,667	17	4,263	15
Customer C	—	—	893	11	850	9	3,680	13
Customer D*	—	—	416	5	1,203	12	4,015	14
Customer E	—	—	872	11	1,667	17	2,282	8
Customer F*	—	—	335	4	1,135	12	3,758	13
Customer G	—	—	1,019	13	504	5	3,193	11
Customer H	—	—	1,091	13	735	8	1,584	5
Customer Group A*	—	—	751	9	2,338	24	7,773	27

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010
7. Concentrations and Credit Risk (continued)
The following customers had balances of at least 10% of the total accounts receivable as of December 31, 2010 and March 31, 2010:-

	DECEMBER 31, 2010		MARCH 31, 2010
	US$’000%		US$’000%

Customer A	8,973	19	8,248	19
Customer B	7,799	17	6,846	16
Customer F*	5,327	11	4,731	11
Customer G	4,624	10	4,497	11

Customer group A*	9,165	20	8,499	20

*	Customer Group A includes customers D and F.

*	At December 31, 2010 and March 31, 2010, this group of customers accounted for 20% of accounts receivable.
The accounts receivable that have repayment terms of more than twelve months have been discounted.
The Group does not require collateral to support financial instruments that are subject to credit risk.
8. Retirement and Welfare Benefits
The full-time employees of the PRC subsidiaries are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The PRC subsidiaries are required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was US$nil and US$56,000 for the three and nine months ended December 31, 2010 and US$41,000 and US$124,000 for the three and nine months ended December 2009, respectively. The PRC subsidiaries are required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits. The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 30, 2010
9. Related Party Transactions
The Group engages in business transactions with the following related parties:-
a.	Li Xiaofeng, a director and stockholder of T-Bay.

b.	Li Meilian, a stockholder of T-Bay.
The Group has the following transactions and balances with related parties:-

	DECEMBER 31, 2010	MARCH 31, 2010
	US$’000	US$’000

Other payable — Li Meilian	$604	$437
Other payable — Li Xiaofeng	21	—

	$625	$437

Long-term liabilities
Other payable — Li Meilian	$3,482	$3,482
Other payable — Li Xiaofeng	773	773

	$4,255	$4,255

The balances have no stated terms for repayment, are not interest bearing, and are the result of cash advances from related parties and the repayment thereof. Those payables to Li Meilian and Li Xiaofeng which are classified as long-term liabilities are not repayable within the next twelve months.
10. Commitments and Contingencies
a.	As of December 31, 2010, Sunplus leased office premises and staff quarters under several agreements expiring from 2010 to 2012.
Rental expenses for the three and nine months ended December 31, 2010 amounted to US$11,000 and US$53,000, respectively. Rental expenses for the three and nine months ended December 31, 2009 amounted to US$23,000 and US$69,000, respectively. All rental expenses are included in general and administrative expenses in the consolidated statements of operations and comprehensive income.
The future minimum lease payments under the above-mentioned leases as of December 31, 2010 are as follows:-

Year Ending March 31,	US$’000

2011	$10
2012	40

Total	$50

b.	As of December 31, 2010, the Group had capital commitments in relation to acquisition of intangible assets of US$40,000.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010
11. Major non-cash transaction
During the nine months ended December 31, 2010, the Group settled accounts payable of US $1,786,000 with the following assets: —

US$’000

Property, plant and equipment	$1,140
Accounts receivable	646

Total	$1,786

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review concerns the three and nine months ended December 31, 2010, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K for the year ended March 31, 2010.
As a result of the change in consumer preference away from the types of mobile phone handsets to which our design service and our mobile phone components were suited, our business has been in decline. Management has concluded that this trend will not reverse, and therefore in September 2010 we suspended operations and have concentrated on collecting our accounts receivable. Management also seeks new business opportunities. It is not possible to predict whether this effort will succeed, or whether we will ever again engage in active business operations.
THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2009
Overview
For the three months ended December 31, 2010, our net revenue decreased from $8,129,000 for the three months ended December 31, 2009 to $nil, which represented a 100% decrease. Our net loss increased from $6,189,000 for the three months ended December 31, 2009 to $7,083,000 for the three months ended December 31, 2010, primarily as a result of the suspension of operations and the increase in allowance for doubtful receivables. We recorded a loss per share of $0.24 for the three months ended December 31, 2010, compared to a loss per share of $0.21 for the three months ended December 31, 2009.
Net Revenue

	Three months ended December 31,
		2010			2009
	(in thousand US dollars)
	% Change	Amount	%		Amount	%
Sales of mobile phone components	-100%	Nil	nil	%	7,968	98.0%
Revenue from design services	-100%	Nil	nil	%	161	2.0%

NET REVENUE	-100%	Nil	nil	%	8,129	100%

As a result of the suspension of our operations in September 2010, our net revenue was $nil for the three months ended December 31, 2010, a decrease of $8,129,000, or 100%, from $8,129,000 for the same period in the previous year. Revenue from sales of mobile phone components was $nil compared to $7,968,000 in the same period of the previous fiscal year, representing a 100% decrease. Revenue from design services decreased to $nil from $161,000 in the same period of the previous fiscal year, representing a 100% decrease.
Cost of Revenue
For the three months ended December 31, 2010, cost of revenue decreased to $nil from $7,624,000 for the three months ended December 31, 2009, representing a 100% decrease as we suspended operations. Cost of revenue primarily consisted of purchase cost of raw and processed materials, cost of salaries of engineers and designers, and research and development (“R&D”) expenses.
Gross Profit
Taking into account the above, we had a gross profit of $nil for the three months ended December 31, 2010 compared to gross profit $505,000 for the three months ended December 31, 2009.

Operating Expenses
Operating expenses consisted of selling expenses and general and administrative (G&A) expenses. For the three months ended December 31, 2010, operating expenses were $7,104,000, as compared to $6,756,000 for the three months ended December 31, 2009, representing a 5.2% increase.
Detailed information of operating expenses for the three months ended December 31, 2010 is as follows:-

	Three months ended December 31,
		2010		2009
	(in thousand US dollars)
			% of		% of
	% Change	Amount	Net revenue	Amount	net revenue
G&A expenses	5.7%	7,104	n/a	6,724	82.7%
Selling expenses	-100%	—	n/a	32	0.4%

Operating expenses	5.2%	7,104	n/a	6,756	83.1%

Operating expenses during the three months ended December 31, 2010 were $7,104,000 compared to $6,756,000 for the three months ended December 31, 2009. The increase was mainly attributed to the increase in G&A expenses.
G&A expenses were $7,104,000 compared to $6,724,000 for the three months ended December 31, 2009. The increase in G&A expenses was mainly due to the increase in allowance for doubtful receivables.
We increased the allowance for doubtful receivables to $6,980,000 for the three months ended December 31, 2010 as compared to $6,332,000 for the three months ended December 31, 2009. An allowance for doubtful receivables is maintained for all debtors based on a variety of factors, including the overall economy and industrial condition, length of time the receivables are past due, significant one-time events and historical experience. As a precautionary measure, after we suspended our operations in September 2010, we made allowance for debts that are not yet due in view of the increase in difficulty in collection of debts.
Selling expenses decreased from $32,000 to $nil as we suspended operations.
Loss from Operations
Loss from operations increased from $6,251,000 for the three months ended December 2009 to $7,104,000 for the same period this year. The increase in the loss was mainly attributable to the suspension of operations and the increase in allowance for doubtful receivables.
Income Tax
Sunplus is subject to PRC Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai was 25%.
No income tax expense was recorded for Sunplus for each of the three months ended December 31, 2010 and 2009, as Sunplus incurred losses during these periods.
Non-controlling Interests
Non-controlling interests represented the portion of loss of Sunplus that we do not own. For the three months ended December 31, 2010, non-controlling interest was attributable to the 5% of the equity interest of Sunplus owned by Shanghai Fanna.
Net loss attributable to common stockholders
As a result of the above items, net loss attributable to common stockholders was $7,083,000 for the three months ended December 31, 2010, as compared to net loss attributable to common stockholders of $6,189,000 for the three months ended December 31, 2009. This increase of loss was mainly the result of the decrease in gross profit and the increase in allowance for doubtful receivables.

Loss per share attributable to common stockholders
We reported loss per share attributable to common stockholders of $0.24, based on a weighted average number of shares outstanding of 30,088,174 for the three months ended December 31, 2010. Our outstanding common stock was 30,088,174 shares as of December 31, 2010. We do not have any preferred stock issued or outstanding warrants or options.
NINE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2009
Overview
For the nine months ended December 31, 2010, our net revenue decreased from $28,912,000 for the nine months ended December 31, 2009 to $9,641,000, which represented a 66.7% decrease. Our net loss increased from $15,596,000 for the nine months ended December 31, 2009 to $33,127,000 for the nine months ended December 31, 2010, primarily as a result of the increase in allowance for doubtful receivables. We recorded a loss per share of $1.10 for the nine months ended December 31, 2010, compared to a loss per share of $0.52 for the nine months ended December 31, 2009.
Net Revenue

	Nine months ended December 31,
		2010		2009
	(in thousand US dollars)
	% Change	Amount	%	Amount	%

Sales of mobile phone components	-66.7%	9,457	98.1%	28,364	98.1%
Revenue from design services	-66.4%	184	1.9%	548	1.9%

NET REVENUE	-66.7%	9,641	100%	28,912	100%

Our net revenue was $9,641,000 for the nine months ended December 31, 2010, a decrease of $19,271,000, or 66.7%, from $28,912,000 for the same period in the previous year. Revenue from sales of mobile phone components was $9,457,000 compared to $28,364,000 in the same period of the previous fiscal year, representing a 66.7% decrease. Revenue from design services decreased to $184,000 from $548,000 in the same period of the previous fiscal year, representing a 66.4% decrease.
For the nine months ended December 31, 2010 and 2009, revenue from design services represented 1.9% of total revenue, while revenue from sales of mobile phone components was 98.1%.
Detailed information on sales of mobile phone components
Before the suspension of our operations in September 2010, we designed and manufactured PCB and provided PCBA according to our customers’ specifications. Revenue from the sales of mobile phone components (comprising PCB and PCBA) decreased from $28,364,000 for the nine months ended December 31, 2009 to $9,457,000 for the same period this year, representing a 66.7% decrease, as we disengaged ourselves from the business of sales of mobile phone components.
Detailed information on revenue from design services
Revenue from design services decreased from $548,000 for the nine months ended December 31, 2009 to $184,000 for the same period this year, representing a 66.4% decrease, as we disengaged ourselves from the business of design services.

Cost of Revenue
For the nine months ended December 31, 2010, cost of revenue decreased to $9,383,000 from $27,054,000 for the nine months ended December 31, 2009, representing a 65.3% decrease. Cost of revenue primarily consisted of purchase cost of raw and processed materials, cost of salaries of engineers and designers, and research and development (“R&D”) expenses. The decrease was largely the result of the decrease in the sales of mobile phone components.
Gross Profit
Our gross profit was $258,000 for the nine months ended December 31, 2010 compared to $1,858,000 for the nine months ended December 31, 2009, representing an 86.1% decrease. Our gross profit was significantly reduced not only as a direct result of the drop in sales of our products, but also because the cost of sales was not reduced to the same extent as the reduction in revenue, as not all costs were variable with respect to revenue.
Operating Expenses
Operating expenses consisted of selling expenses and general and administrative (G&A) expenses. For the nine months ended December 31, 2010, operating expenses were $34,202,000, as compared to $17,764,000 for the nine months ended December 31, 2009, representing a 92.5% increase.
Detailed information in respect of operating expenses for the nine months ended December 31, 2010 is as follows:-

	Nine months ended December 31,
		2010		2009
	(in thousand US dollars)
			% of		% of
	% Change	Amount	Net revenue	Amount	net revenue
G&A expenses	93.4%	34,168	354.4%	17,668	61.1%
Selling expenses	-64.6%	34	0.4%	96	0.3%

Operating expenses	92.5%	34,202	354.8%	17,764	61.4%

Operating expenses during the nine months ended December 31, 2010 were $34,202,000, or 354.8% of net revenue, compared to $17,764,000, or 61.4% of net revenue for the nine months ended December 31, 2009. The significant increase was mainly attributed to the increase in G&A expenses.
G&A expenses were $34,168,000, or 354.4% of net revenue, compared to $17,668,000, or 61.1% of net revenue, for the nine months ended December 31, 2009. The significant increase in G&A expenses was mainly due to the increase in allowance for doubtful receivables.
We increased allowance for doubtful receivables to $33,273,000 for the nine months ended December 31, 2010 as compared to $17,580,000 for the nine months ended December 31, 2009. An allowance for doubtful receivables is maintained for all debtors based on a variety of factors, including the overall economy and industrial condition, length of time the receivables are past due, significant one-time events and historical experience. As a precautionary measure, after we suspended our operations in September 2010, we made allowance for debts that are not yet due in view of the increase in difficulty in collection of debts. We have also made full allowance for the sales proceeds recoverable from Qiaoxing Telecom of $10,478,000, which is described below.
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
The Company has liaised with the Zhangzhou local governmental bureau to apply for an extension of the land development. This effort has, however, failed, and the local authority took back the land by forced resumption. In view of this, full allowance has been made in respect of the sales proceeds receivable from Qiaoxing Telecom of $10,543,000 in the first quarter of the fiscal year ending March 31, 2011.

On August 31, 2010, an agreement was signed between Sunplus and Qiaoxing Telecom for the settlement. As Zhangzhou local government had taken back the land, Qiaoxing Telecom can no longer use the land for any purpose. Sunplus agreed not to request Qiaoxing Telecom to repay the outstanding balance of $10,543,000 while the deposit paid by Qiaoxing Telecom will not be refunded back to Qiaoxing Telecom. In view of this, in the second quarter of the fiscal year ending March 31, 2011, Sunplus wrote off the allowance made in the first quarter of that fiscal year.
Selling expenses decreased from $96,000 for the nine months ended December 31, 2009 to $34,000 for the same period this year. The decrease was consistent with the decrease in revenue.
Loss from Operations
Loss from operations increased from $15,906,000 for the nine months ended December 31, 2009 to $33,944,000 for the same period this year. The increase in the loss was mainly attributable to the increase in allowance for doubtful receivables.
Income Tax
Sunplus is subject to PRC Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax in Shanghai was 25%.
For the nine months ended December 31, 2010, Sunplus recorded an income tax expense of $nil, compared to $7,000 for the nine months ended December 31, 2009. The income tax expenses of US$7,000 for the nine months ended December 31, 2009 related to an under-provision in the prior year.
Non-controlling Interests
Non-controlling interests represented the portion of loss of Sunplus that we do not own. For the nine months ended December 31, 2010, non-controlling interests were attributable to the 5% of the equity interest of Sunplus owned by Shanghai Fanna.
Net loss attributable to common stockholders
As a result of the above items, net loss attributable to common stockholders was $33,127,000 for the nine months ended December 31, 2010, as compared to net loss attributable to common stockholders of $15,596,000 for the nine months ended December 31, 2009. This increase of loss was mainly the result of the increase in allowance for doubtful receivables.
Loss per share attributable to common stockholders
We reported loss per share attributable to common stockholders of $1.10, based on a weighted average number of shares outstanding of 30,088,174 for the nine months ended December 31, 2010. Our outstanding common stock was 30,088,174 shares as of December 31, 2010. We do not have any preferred stock issued or outstanding warrants or options.

LIQUIDITY AND CAPITAL RESOURCES
Assets
As of December 31, 2010, the total assets of the Company were $9,872,000 which consisted of $32,000 in current assets, $28,000 in property, plant and equipment (PPE), $9,786,000 in non-current accounts receivable and $26,000 in intangible assets.
Liabilities
Our total liabilities as of December 31, 2010 were $6,201,000, which consisted of $1,946,000 in current liabilities and $4,255,000 in long-term liabilities. Long-term liabilities were all liabilities due to shareholders.
Capital Resources
For the nine months ended December 31, 2010, before the suspension of our operations in September 2010, we were principally engaged in provision of design solutions of wireless communication devices and sales of mobile phone components. We did not declare or pay dividends for the nine months ended December 31, 2010.
For the nine months ended December 31, 2010, $722,000 was used in operating activities and $30,000 was provided by financing activities. Cash and cash equivalents decreased by $685,000 to $18,000 as of December 31, 2010 from $703,000 as of March 31, 2010.
We used $722,000 in operating activities for the nine months ended December 31, 2010. Net cash used in operating activities for the nine months ended December 31, 2010 related to net loss adjusted for items not involving movement of cash for the period, augmented mainly by an increase in accounts receivable of $4,451,000, but offset mainly by the decrease in prepayments, deposits and other receivables of $2,026,000 and an increase in accounts payable of $1,779,000.
In arriving at the net loss, we made an allowance of $33,273,000 for doubtful debts for the nine months ended December 31, 2010, which did not involve any outflow of cash.
There was no cash flow relating to investing activities for the nine months ended December 31, 2010.
For the nine months ended December 31, 2010, net cash provided by financing activities was approximately $30,000, which related primarily to the increase in advances from a shareholder and the repayment of cash advance to the minority shareholder.
As of December 31, 2010, we had capital commitments of $40,000 in relation to acquisition of intangible assets.
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
Going concern statement
We suspended operations in September 2010 and have negative working capital and recurring losses from operations. The continuation of our Company as a going concern is dependent upon the Company achieving profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities as and when they fall due. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might result from this uncertainty.

Employees
As of December 31, 2010, we had approximately 8 full-time employees employed in Greater China.
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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The majority the assets and liabilities in Shanghai Sunplus Communication Technology Co., Ltd., a subsidiary of ours which is based in China, is denominated in Chinese Renminbi (“RMB”). Thus, the amounts of the assets and liabilities presented in United States dollars (“US$” or “$”) in our consolidated financial statements may be impacted by exchange rate fluctuations in the currency of China. We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. The availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience negative impacts on equity as a result of foreign exchange rate fluctuations.

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
In connection with the preparation of this Quarterly Report on Form 10-Q for the third quarter ended December 31, 2010, an evaluation was performed by our management, with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.
As previously disclosed under Item 9A (T) “Controls and Procedures” in our Annual Report on Form 10-K for fiscal year ended March 31, 2010, our management concluded that our disclosure controls and procedures were not effective at a reasonable assurance level because of certain material weaknesses in our internal controls over financial reporting, including the lack of (i) effective communication of the importance of internal controls over financial reporting throughout the structure of the Company, (ii) an adequate tone set by management around control consciousness, (iii) sufficient in-house capacity to review and supervise the accounting operations, (iv) knowledge of U.S. GAAP and SEC reporting requirements, (v) anti-fraud program designed to detect and prevent fraud (vi) effective risk assessment and management mechanism, and (vii) personnel with an appropriate level of experience, training in our internal audit department. In addition, on September 2, 2009, the two independent directors who comprised the audit committee resigned from their positions as independent directors of the Company effective September 2, 2009. There is no audit committee since that date. Our management considers that the absence of an audit committee constitutes a material weakness in our internal controls over financial reporting.

As a result of the foregoing material weaknesses in our internal controls over financial reporting, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2010.
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
Change in Internal Controls
There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

T-BAY HOLDINGS, INC. (Registrant)
Date: February 14, 2011	By:	/s/ Li Xiaofeng
Li Xiaofeng, Chief Executive Officer

Date: February 14, 2011	By:	/s/ Qin Xiangning
Qin Xiangning, Chief Financial Officer