Form 10-K
period 2011-03-31
T BAY HOLDINGS INC
filed 2011-07-15
CIK 868689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION1 3 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 033-377099-S

T-BAY HOLDINGS, INC.
(Exact Name of registrant as specified in its charter)

NEVADA	91-1465664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Block 3 Qiao Xing Science Technological & Industrial Zone,Tang Quan Huizhou, Guangdong, PRC (Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or smaller reporting company.  ( See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act).   Yes  ☐   No ☑

As of March 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $261,202 based on the closing sale price as reported on the Over-the-Counter Bulletin Board. As of 16 June 2011, there were 30,088,174 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

T-Bay Holdings, Inc.

FORM 10-K

For the Year Ended March 31, 2011

Exhibit 21
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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

Overview

The Company was incorporated under the laws of the State of Utah on August 8, 1984 with the name of "Sharus Corporation" with authorized common stock of 50,000,000 shares with par value of US$0.001 per share. On June 13, 1989, the domicile of the Company was changed to the state of Nevada in connection with a name change to "Golden Quest, Inc." On January 7, 2002, the name was changed to "T-Bay Holdings, Inc." as part of a reverse stock split of 400 shares of outstanding stock for one share. On January 17, 2005, the Company carried out a reverse stock split of 20 shares of outstanding stock for one share.   After the reverse split, the Company has authorized common stock of 100,000,000 shares common stock and 10,000,000 shares of preferred stock both with par value of US$0.001.

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

In September 2010, we began to wind down the phone design services in our 95% owned subsidiary, Sunplus, a Sino-foreign joint venture established in China in 2002, as well as the sales of mobile phone components in our 100% owned subsidiary, Amber Link.

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

In December, 2008, Shanghai Sunplus, our 95%-owned Chinese subsidiary entered an agreement with Huizhou Liyin Electronics Co., Ltd. (“Huizhou Liyin”) to sell 100% of Sunplus’ interest in its wholly-owned subsidiary JiaXun for RMB5,000,000 and Eighty Percent (80%) of Sunplus’ interest in its subsidiary Fujian QiaoXing Industry  for RMB84,000,000.

In March 2009, Sunplus terminated the agreement with Huizhou Liyin relating to sale of its interest in JiaXun and Fujian QiaoXing and entered into another agreement to sell those interests to QiaoXing Telecommunication Industry Company Limited to sell 100% of Sunplus’ interest in its wholly-owned subsidiary JiaXun for RMB5,000,000 and eighty percent (80%) of Sunplus’ interest in its subsidiary Fujian QiaoXing for RMB84,000,000. The transfers of Jia Xun and Fujian QiaoXing were completed on April 9 and March 20, 2009, respectively.

The current corporate structure of T-Bay Holdings is as follows:

Current Business Development

While we are winding down our phone design services, as well as the sales of mobile phone components, we continue to operate the administrative side of the business which is customer service, warranty claims, and the collection of receivables. We also continue to assess the mobile phone market for possibilities of transitioning our operations to a different segment(s) of the mobile phone industry, as well as exploring various acquisition opportunities. These activities occupied and continue to occupy three full-time employees. The Company hopes to complete the transition to a different segment or the mobile phone industry, or make an acquisition not later than December 31, 2011.  In the interim, it will continue its present operations in a much reduced scope.

Employees

As of March 31, 2011, we had 3 full-time employees which constituted our administrative staff  in China.

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

The continuation of the Company will turn on a successful transition to a different segment of the mobile phone industry or the acquisition of another business.  If these desired outcomes do not come to pass, the continuation of the Company would be in doubt.

While we are winding down our phone design services, as well as the sales of mobile phone components, we continue to assess the mobile phone market for possibilities of transitioning our operations to a different segment(s) of the mobile phone industry, as well as exploring various acquisition opportunities. These activities occupied and continue to occupy three full-time employees. The Company hopes to complete the transition to a different segment or the mobile phone industry, or make an acquisition not later than December 31, 2011.  In the interim, it will continue its present operations in a much reduced scope. The continuation of the Company will turn on a successful transition to a different segment of the mobile phone industry or the acquisition of another business.  If these desired outcomes do not come to pass, the continuation of the Company would be in doubt.

Our stock price has been historically volatile and may continue to be volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the twelve months ended March 31, 2011, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from US$0.01 to US$0.25 per share and the closing sale price on June 16, 2011 was US$0.021 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets.

Item1B.	Unresolved Staff Comments.

N/A.

Item 2.	Properties.

As of March 31, 2011, we had an office in Huizhou, Guangdong, China.

Item 3.	Legal Proceedings.

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Pink sheetsunder the symbol “TBYH”.  As of June 16, 2011, there were: (i) 319 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status; (ii) no outstanding options to purchase shares of our common stock; (iii) 30,088,174 outstanding shares of our common stock, of which 9,640,186 shares are either freely tradable or eligible for sale under Rule 144 or Rule 144K, and (v) no shares subject to registration rights.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price

	High		Low
Fiscal 2011
First Quarter	US$	0.25	US$	0.10
Second Quarter	US$	0.24	US$	0.07
Third Quarter	US$	0.09	US$	0.03
Fourth Quarter	US$	0.04	US$	0.02

Fiscal 2010
First Quarter	US$	1.01	US$	0.21
Second Quarter	US$	0.50	US$	0.11
Third Quarter	US$	0.45	US$	0.20
Fourth Quarter	US$	0.30	US$	0.05

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

Recent Sales of Unregistered Securities

During the year ended March 31, 2011, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

	Year Ended March 31
	In thousands, except share amounts
	2009 (1)	2010 (1)	2011
	US$	US$	US$

General and administrative expenses	132	169	137
Loss before income taxes and non-controlling interest	(132)	(169)	(137)
Non-controlling interests	429	427	588
Net income attributable to common stockholder from continuing operations	297	258	451
Loss from discontinued operations	(9,010)	(6,766)	(43,400)
Net loss	(8,713)	(6,508)	(42,949)
Loss per Share — basic	(0.29)	(0.22)	(1.43)
Loss per Share — diluted	(0.29)	(0.22)	(1.43)

	As of March 31
	In thousands, except share amounts
	2009 (1)	2010 (1)	2011
	US$	US$	US$
Balance Sheet Data:
Cash and cash equivalents	3	-	1
Total current assets	3	-	1
Assets of discontinued operations	51,864	43,356	25
Total assets	51,867	43,356	26
Total current liabilities	441	554	705
Liabilities of discontinued operations	3,746	2,212	1,309
Long-term liabilities	3,483	3,483	4,255
Non-controlling interests	2,268	1,662	1,066
Total stockholders’ equity/(deficiency)	41,929	35,445	(7,309)

(1) The comparative figures have been reclassified to conform with the current year’ s presentation of discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

The following review concerns the year ended March 31, 2011.

As a result of the change in consumer preference away from the types of mobile phone handsets to which our design service and our mobile phone components were suited, our business has been in decline for some time. Management finally concluded that this trend will not reverse, and therefore in September 2010 we began winding down our phone design services, as well as the sales of mobile phone components, while continuing to operate the administrative side of the business which is customer service, warranty claims, and the collection of receivables. We also continue to assess the mobile phone market for possibilities of transitioning our operations to a different segment(s) of the mobile phone industry, as well as exploring various acquisition opportunities. These activities occupied and continue to occupy three full-time employees. The Company hopes to complete the transition to a different segment or the mobile phone industry, or make an acquisition not later than December 31, 2011.  In the interim, it will continue its present reduced scope of operations.

Loss from Discontinued Operations

The Company reported losses of US$43,400,000 and US$6,766,000 from discontinued operations for the years ended March 31, 2011 and 2010, respectively. Loss from discontinued operations for the years ended March 31, 2011 and 2010 consisted of revenue of US$9,643,000 and US$35,867,000, cost of revenue of US$9,385,000 and US$34,930,000, other income of US$238,000 and US$180,000, operating expenses of US$43,896,000 and US$7,919,000, gain on disposal of a subsidiary of US$NIL and US$43,000, respectively. We recorded losses on discontinued operations as the Company suspended operations in September 2010 and we increased our allowance for doubtful receivables.

Net loss attributable to common stockholders

As a result of the above item, net loss attributable to common stockholders was US$42,949,000 for the year ended March 31, 2011, as compared to US$6,508,000 for the year ended March 31, 2010. The increase of loss was mainly the result of the increase in allowance for doubtful receivables.

Loss per share attributable to common stockholders

We reported loss per share attributable to common stockholders of US$1.43, based on a weighted average number of shares outstanding of 30,088,174 for the year ended March 31, 2011, compared with a loss per share of US$0.22, based on the same weighted average number of shares for the year ended March 31, 2010. Our outstanding common stock was 30,088,174 shares as of March 31, 2011 and March 31, 2010. We do not have any preferred stock issued or outstanding warrants or options as of March 31, 2011 and March 31, 2010.

Assets

Cash and cash equivalents

	As of March 31,
	(in thousands of US dollars)
	2010	2011
	US$	US$
Cash and cash equivalents	-	1

Cash and cash equivalents of continuing operations were US$1,000 as of March 31, 2011.

Assets of discontinued operations

	As of March 31,
	(in thousands of US dollars)
	2010	2011
	US$	US$
Assets of discontinued operations	43,356	25

Assets of discontinued operations were US$25,000 as of March 31, 2011. The decrease in assets of discontinued operations was mainly the result of the increase in allowance for doubtful receivables.

Liabilities

	As of March 31,
	(in thousands of US dollars)
	2010	2011
	US$	US$
Continuing operations
Liabilities	4,037	4,960
Current liabilities	554	705
Long term liabilities	3,483	4,255

Discontinued operations
Liabilities	2,212	1,309

Total Liabilities	6,249	6,269

Our total liabilities of continuing operations as of March 31, 2011 were US$4,960,000, which consisted of US$705,000 in current liabilities and US$4,255,000 in long-term liabilities.

Long-term liabilities of continuing operations amounted to US$4,255,000 as of March 31, 2011, all of which were liabilities due to shareholders.

Liabilities of discontinued operations amounted to US$1,309,000 as of March 31, 2011, most of which were other payables and accrued expenses.

Liquidity and Capital Resources

For the fiscal year ended March 31, 2011, we were winding down our provision of design solutions of wireless communication devices and sales of mobile phone components. We did not declare or pay dividends in the fiscal year ended March 31, 2011.

Cash and cash equivalents of continuing operations increased from US$Nil as of March 31, 2010 to US$1,000 as of March 31, 2011 and cash and cash equivalents of discontinued operations decreased from US$703,000 as of March 31, 2010 to US$25,000 as of March 31, 2011. The decrease was mainly attributed to the negative operating cash flows arising from the reduction in revenue and lack of receivables collected as our Company began to wind down the trading and production activities in September 2010.

As of March 31, 2011, we had capital commitments of US$40,000 in relation to acquisition of intangible assets.

We believe that cash advances from shareholders are necessary to support our limited operations for the next twelve months.

Going concern

We began to wind down our business in September 2010 and have accumulated losses from operations. The continuation of our Company as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities as and when they fall due. These financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might result from this uncertainty.

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

The provision was made as follows: 5% of amounts due from 1 to 180 days; 50% of amounts due from 180 to 365 days and 100% of amounts due over 365 days.

Since the Group suspended its mobile phone business in September 2010, without the business relationship, the collection of accounts receivable became increasingly difficult. The Group determined that the accounts receivable were unlikely to be recovered, therefore, the accounts receivable were provided for in full for the year.

Item 8.          Financial Statements and Supplementary Data.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
T-Bay Holdings, Inc.

We have audited the accompanying consolidated balance sheets of T-Bay Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2011 and 2010 and the results of its operations and cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred a loss of US$42,949,000 for the year ended March 31, 2011 and had net liabilities of US$6,243,000 as of March 31, 2011 that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public Accountants
Hong Kong

June   , 2011

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2011 and 2010
(In thousands of United States dollars)

		MARCH 31,
	Note(s)	2011		2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents		US$	1	US$	-

Total current assets			1		-

ASSETS OF DISCONTINUED OPERATIONS (including cash and cash equivalents of US$25,000 (2010: US$703,000))	9		25		43,356

TOTAL ASSETS		US$	26	US$	43,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accruals and other payables
Related parties	8	US$	617	US$	437
Third parties			88		117

Total current liabilities			705		554

LONG-TERM LIABILITIES
Due to shareholders	8		4,255		3,483
LIABILITIES OF DISCONTINUED OPERATIONS	9		1,309		2,212

Total liabilities			6,269		6,249

COMMITMENTS AND CONTINGENCIES	10

STOCKHOLDERS’ (DEFICIENCY)/EQUITY
Preferred stock, authorized 10,000,000 shares, par value US$0.001, issued and outstanding Nil	3(q)		-		-
Common stock, authorized 100,000,000 shares, par value US$0.001, issued and outstanding 30,088,174			30		30
Additional paid-in capital			1,462		1,462
Public welfare fund			2,109		2,109
Statutory surplus fund			4,219		4,219
(Accumulated losses)/retained earnings			(21,154)		21,795
Accumulated other comprehensive income			6,025		5,830

Total stockholders’ (deficiency)/equity			(7,309)		35,445

NON-CONTROLLING INTEREST			1,066		1,662

TOTAL STOCKHOLDERS’ (DEFICIENCY)/EQUITY	2		(6,243)		37,107

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)/EQUITY		US$	26	US$	43,356

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the years ended March 31, 2011 and 2010
(In thousands of United States dollars, except per share data)

	Note(s)	YEAR ENDED MARCH 31,
		2011		2010

NET REVENUE	3(k)	US$	-	US$	-

COST OF REVENUE			-		-

GROSS PROFIT			-		-

OPERATING EXPENSES
General and administrative expenses			137		169

TOTAL OPERATING EXPENSES			137		169

LOSS FROM OPERATIONS AND BEFORE INCOME TAX			(137)		(169)

INCOME TAX	5		-		-

NET LOSS FROM CONTINUING OPERATIONS			(137)		(169)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST			588		427

NET PROFIT ATTRIBUTABLE TO COMMON STOCKHOLDERS FROM CONTINUING OPERATIONS			451		258
LOSS FROM DISCONTINUED OPERATIONS	9		(43,400)		(6,766)

NET LOSS			(42,949)		(6,508)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment			195		24

COMPREHENSIVE LOSS		US$	(42,754)	US$	(6,484)

WEIGHTED AVERAGE NUMBER OF SHARES (in thousands)			30,088		30,088

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (in dollars)	3(o)
- CONTINUING OPERATIONS			0.01		0.01
- DISCONTINUED OPERATIONS			(1.44)		(0.23)
			(1.43)		(0.22)

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended March 31, 2011 and 2010
(In thousands of United States dollars)

	Common stock			Additional paid-in capital		Public welfare fund		Statutory surplus fund		Retained earnings /(accumulated lossess)		Accumulated other comprehensive income		Total stockholders’ equity/ (deficiency)		Non- controlling interest		Total
	No. of shares			US$		US$		US$		US$		US$		US$		US$		US$

Balance, March 31, 2009	30,088,174		30		1,462		2,109		4,219		28,303		5,806		41,929		2,268		44,197
Net loss	-		-		-		-		-		(6,508)		-		(6,508)		(427)		(6,935)
Disposal of a subsidiary	-		-		-		-		-		-		-		-		(36)		(36)
Repayment to minority shareholder	-		-		-		-		-		-		-		-		(10)		(10)
Foreign currency translation adjustment	-		-		-		-		-		-		24		24		(133)		(109)
Balance, March 31, 2010	30,088,174	US$	30	US$	1,462		$2,109	US$	4,219	US$	21,795	US$	5,830	US$	35,445	US$	1,662	US$	37,107
Net loss	-		-		-		-		-		(42,949)		-		(42,949)		(588)		(43,537)
Foreign currency translation adjustment	-		-		-		-		-		-		195		195		(8)		187
Balance, March 31, 2011	30,088,174	US$	30	US$	1,462	US$	2,109	US$	4,219	US$	(21,154)	US$	6,025	US$	(7,309)	US$	1,066	US$	(6,243)

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2011 and 2010
 (In thousands of United States dollars)

	Note(s)	FOR THE YEAR ENDED MARCH 31,
		2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations		US$	(137)		$(169)
Decrease in accruals and other payables			(29)		(39)
Operating cash flows used in continuing operations			(166)		(208)
Operating cash flows used in discontinued operations			(684)		(19,741)
Net cash used in operating activities			(850)		(19,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows provided by investing activities of discontinued operations			-		14
Net cash provided by investing activities			-		14
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of cash advance to the minority shareholder			(8)		(10)
Cash advance from shareholders			180		152
Net cash flows provided by financing activities			172		142

Effect of exchange rate changes on cash			1		3

Net decrease in cash and cash equivalents			(677)		(19,790)

Cash and cash equivalents at beginning of year			703		20,493

Cash and cash equivalents at end of year (including cash of continuing and discontinued operations of US$1,000 and US$25,000, respectively (2010: US$Nil and US$703,000, respectively))		US$	26	US$	703

SUPPLEMENTAL INFORMATION
Income taxes paid		US$	-	US$	269

The accompanying notes are an integral part of these consolidated financial statements.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

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

Sunplus was established on October 17, 2002 under the laws of the People’s Republic of China (“PRC”) as a Sino-foreign joint venture specialized in the development, production and sales of electronic telecommunication devices.  Sunplus commenced operations on May 1, 2003. In September 2010, Sunplus suspended operations. At March 31, 2011, Sunplus has 3 staff, which were administrative staff.

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

On April 9, 2009, Sunplus disposed of Zhangzhou JiaXun to QiaoXing Telecom at a consideration of US$731,000 (RMB5,000,000).

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2011 and 2010

1. The Company and Subsidiaries (continued)

As of March 31, 2011, the Group structure is as follows:-

2. Going concern

These financial statements have been prepared on a going concern basis which assumes the Company and its subsidiaries (collectively referred to as the “Group”) will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Group suspended operations in September 2010 with a view to minimize future losses. As of March 31, 2011, the Group’s continuing and discontinued operations had net liabilities of US$6,243,000 and incurred a net loss of US$42,949,000 for the year. This raises substantial doubt  about the Group’s ability to continue as a going concern. These financial statements do not include any adjustments that may result from this uncertainty. The Group’s ability to continue as a going concern is dependent upon the Group generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities as and when they fall due. Management intends to look for new business opportunities and to finance operating costs over the next twelve months with existing cash on hand and advances from shareholders. The Company is currently in search for potential new business but no contracts or agreements have been signed or concluded. The Company is also in negotiation to complete the disposal of the mobile phone design operations, comprising Amber Link and Sunplus. The management continues to operate the administrative side of the business which is customer service, warranty claims and the collection of receivables.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2011 and 2010

3. Summary of Significant Accounting Policies

(a) Basis of Preparation

The consolidated financial statements as of and for the two years ended March 31, 2011 and 2010 included the financial statements of T-Bay and its subsidiaries (hereinafter, referred to collectively as the “Group”) and are prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP). All significant inter-company balances and transactions have been eliminated on consolidation.

(b) Basis of Consolidation

The consolidated balance sheets as of March 31, 2011 and 2010 and the consolidated statements of operations and comprehensive income for the years ended March 31, 2011 and 2010 included T-Bay, Wise Target, Amber Link and Sunplus.

Non-controlling interest represents minority shareholder’s interest in the results and net assets of Sunplus.

As mentioned in Note 1, AmberLink and Sunplus suspended operations in September 2010, therefore, the financial position and results of operations of AmberLink and Sunplus have been presented as discontinued operations for all periods shown in the accompanying consolidated financial statements (see note 9).

(c) Reclassifications

Certain reclassifications were made to conform prior years’ financial statements to the current presentation.

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

(e) Cash and Cash Equivalents

The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2011 and 2010, the Group did not have any cash equivalents.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2011 and 2010

3. Summary of Significant Accounting Policies (continued)

(f) Allowance for Doubtful Receivables (continued)

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

The provision was made as follows: 5% of amounts due from 1 to 180 days; 50% of amounts  due from 180 to 365 days and 100% of amounts due over 365 days.

Since the Group suspended its mobile phone business in September 2010, without the business relationship, the collection of accounts receivable became increasingly difficult. The Group determined that the accounts receivable were unlikely to be recovered, therefore, the accounts receivable were provided for in full for the year.

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

(h) Intangible Assets

Intangible assets consist of software and patents and are amortized using the straight-line method over their estimated useful life of 5 years.

(i) Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 360-10-35, the Group evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized.  For the year ended March 31, 2011, an impairment loss of US$47,000 (2010: US$Nil) has been recognized, which is included in loss from discontinued operations.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2011 and 2010

3. Summary of Significant Accounting Policies (continued)

(j) Income Taxes

The Group accounts for income taxes under FASB ASC No. 740.  Under FASB ASC No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Group reviews the differences between the tax bases under PRC tax laws and financial reporting under US GAAP.  As of March 31, 2011 and 2010, no material differences were found; therefore, there were no material deferred tax assets or liabilities arising from the operations of the subsidiaries in the PRC.

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

Based on all known facts and circumstances and current tax law, the Group believes that the total amount of unrecognized tax benefits as of March 31, 2011 and 2010 is not material to its results of operations, financial condition or cash flows. The Group also believes that the total amount of unrecognized tax benefits as of March 31, 2011 and 2010, if recognized, would not have a material effect on its effective tax rate. The Group further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Group’s results of operations, financial condition or cash flows.

Under current PRC tax laws, no tax is imposed in respect to distributions paid to owners except individual income tax.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2011 and 2010

3. Summary of Significant Accounting Policies (continued)

(k) Revenue Recognition

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery.  Revenue from design services is recognized when earned on the basis of the terms specified in the underlying contractual agreements.

(l) Research and Development Costs

Research and development costs consist of expenditure incurred during the course of planned research and investigation aimed at discovery of new knowledge which will be useful for developing new products or significantly enhancing existing products, and the implementation of such through design and testing of product alternatives.  All expenses incurred in connection with the Group’s research and development activities are charged to current income. During the two years ended March 31, 2011 and 2010, no research and development costs were charged to the statement of operations and comprehensive income.

(m) Foreign Currency Translation and Transactions

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

(n) Fair Value of Financial Instruments

FASB ASC No. 825 “Financial Instruments” requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet.  The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash, accounts, notes and other receivables, accounts payable, accruals and other payables, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations.

The long-term accounts receivable are discounted based on the future contractual cash flows at the current market interest rate that is available to the Group for similar financial instruments of 5%. US$473,000 (2010: US$1,425,000) was debited to revenue accordingly.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2011 and 2010

3. Summary of Significant Accounting Policies (continued)

(n) Fair Value of Financial Instruments (continued)

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

Level 3-Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Group currently does not have any balance sheet components deemed financial assets, and we do not have any nonfinancial assets or liabilities of our continuing operations that have been marked to fair value, however, our financial statements in the future may be impacted by this standard.

(o) Earnings/Loss Per Share

Basic earnings/loss per share is computed by dividing the loss for the year by the weighted average number of common shares outstanding for the year.

(p) Profit Appropriation

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

(q) Preferred Stock

No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by our board of directors from time to time.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2011 and 2010

4. Allowance for Doubtful Receivables

	MARCH 31, 2011	MARCH 31, 2010
	US$’000	US$’000

Balance, beginning of year	$15,429	$9,202
Additions	43,342	6,227
Written off	(10,543)	-
	$48,228	$15,429

5. Income Tax

Amber Link and Wise Target are not subject to income taxes in any tax jurisdiction.

No provision for current income tax for T-Bay has been made as it incurred a loss for each of the years ended March 31, 2011 and 2010, respectively.

Sunplus is subject to PRC Income Tax. Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25%.

	YEAR ENDED MARCH 31,
	2011	2010
	US$’000	US$’000

Loss before income tax	$(137)	$(169)

Income benefit on pretax loss at statutory rate	(34)	(42)
Effect of different tax rates of Group company operating in other jurisdictions	(12)	(11)
Tax effect of non-deductible expenses	2,722	862
Change in valuation allowance	(2,676)	(809)

Income tax expense	$-	$-

As of March 31, 2011, T-Bay had accumulated net operating loss carryforwards for United States federal tax purposes of approximately US$2,044,000, that are available to offset future taxable income.  As of March 31, 2011, Sunplus had net operating loss carryforwards of approximately US$912,000 that are available to offset future taxable income up to 2015. Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, T-Bay’s carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at March 31, 2011.  T-Bay’s net operating loss carryforwards expire in years 2012 through 2031.

As of March 31, 2011, deferred tax assets consist of:-

	MARCH 31, 2011	MARCH 31, 2010
	US$’000	US$’000

Net operating loss carryforwards	$923	$2,300
Less: valuation allowance	(923)	(2,300)
	$-	$-

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2011 and 2010

5. Income Tax (continued)

The U.S. Federal income tax returns of T-Bay for 2005 – 2007 have been filed but are subject to examination by the Internal Revenue Service.

6. Concentrations and Credit Risk

The Group operates principally in the PRC (including Hong Kong) and grants credit to its customers in this geographic region.  Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

Financial instruments that potentially subject the Group to a concentration of credit risk consist of cash, accounts receivable and other receivables.

As of March 31, 2011 and 2010, the Group had credit risk exposure of uninsured cash in banks of approximately US$26,000 and US$703,000, respectively.

As of March 31, 2011 and 2010, the Group had credit risk exposure of sales proceeds receivable from QiaoXing Telecom of approximately US$Nil and US$11,928,000, respectively (See Note 1).

Pursuant to the agreement signed between Sunplus and QiaoXing Telecom in respect of the disposal of Fujian Qiaoxing to QiaoXing Telecom in March 2009, QiaoXing Telecom was to settle this outstanding balance by June 2009. However, QiaoXing Telecom was unable to obtain approval from the local governmental bureau in Zhangzhou to develop the land held by Fujian Qiaoxing. This was due to the delay in development by Fujian Qiaoxing. When the Zhangzhou local government granted the land use right to Fujian Qiaoxing in 2006, Fujian Qiaoxing was required to develop the land within three years. However, the land had not been developed prior to the disposal to QiaoXing Telecom and the local authorities refused to approve the development plans submitted by QiaoXing Telecom. Since March 2010, management had actively liaised with the Zhangzhou local governmental bureau to apply for an extension of the land development.

Despite various discussions and negotiations held with the Zhangzhou local authority, the effort failed, and the local authorities took back the land by forced resumption. In view of this, full allowance has been made in respect of the sales proceeds receivable from QiaoXing Telecom of US$10,543,000 and charged to the statement of operations and comprehensive income in the first quarter in the year ended March 31, 2011, which is included in loss from discontinued operations.

On August 31, 2010, an agreement was signed between Sunplus and QiaoXing Telecom for settlement. As Zhangzhou local government had taken back the land, QiaoXing Telecom can no longer use the land for any purpose. It was mutually agreed that Sunplus will not request QiaoXing Telecom to repay the outstanding balance of US$10,543,000 while the deposit paid by QiaoXing Telecom will not be refunded back to QiaoXing Telecom. In view of this, Sunplus wrote off the allowance made.

A substantial portion of revenue was generated from one group of customers for the years ended March 31, 2011 and 2010.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2010 and 2009

6. Concentrations and Credit Risk (continued)

The net sales to customers representing at least 10% of net total sales are as follows:-

	YEAR ENDED MARCH 31,
	2011		2010
	US$’000	US$’000	US$’000%

Customer A	1,881	20	7,453	21
Customer B	1,667	17	5,710	16
Customer C	850	9	4,501	13
Customer D*	1,203	12	4,066	11
Customer E*	1,135	12	3,816	11
Customer F	1,667	17	3,898	11
Customer G	505	5	3,721	10
Customer Group A*	2,339	24	7,882	22

The following customers had balances greater than 10% of the total accounts receivable as of March 31, 2011 and March 31, 2010:-

	MARCH 31, 2011		MARCH 31, 2010
	US$’000%		US$’000%

Customer A	9,001	19	8,248	19
Customer B	7,824	17	6,846	16
Customer E*	5,343	11	4,731	11
Customer G	4,632	10	4,497	11
Customer group A*	9,180	20	8,499	20

* Customer Group A includes customers D and E.

*At March 31, 2011 and March 31, 2010, this group of customers accounted for 20% and 20%, respectively, of accounts receivable. The accounts receivable that have repayment terms of not more than twelve months that have been discounted. The Group does not require collateral to support financial instruments that are subject to credit risk.

As of March 31, 2011 and 2010, the Group had credit risk exposure of accounts receivable of approximately US$Nil and US$28,493,000, respectively.

7. Retirement and Welfare Benefits

The full-time employees of the PRC subsidiaries are entitled to staff welfare benefits including medical care, casualty, housing benefits, education benefits, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan.  The PRC subsidiaries are required to accrue the employer-portion for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was US$57,000 and US$164,000 for the years ended March 31, 2011 and 2010, respectively.   The PRC subsidiaries are required to make contributions to the plans out of the amounts accrued for all staff welfare benefits except for education benefits.  The PRC government is responsible for the staff welfare benefits including medical care, casualty, housing benefits, unemployment insurance and pension benefits to be paid to these employees.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2011 and 2010

8. Related Party Transactions

The Group engages in business transactions with the following related parties:
a. Li Xiaofeng, a director and stockholder of T-Bay.
b. Li Meilian, a stockholder of T-Bay.

The Group has the following transactions and balances with related parties:-

	MARCH 31, 2011	MARCH 31, 2010
	US$’000	US$’000

Other payable – Li Meilian	$617	$437

Long-term liabilities
Other payable – Li Meilian	$3,482	$3,482
Other payable – Li Xiaofeng	773	773
	$4,255	$4,255

The balances have no stated terms for repayment, are not interest bearing, and are the result of a loan and cash advances from related parties and the repayment thereof.  Those payables to Li Meilian and Li Xiaofeng which are classified as long-term liabilities are not repayable within the next twelve months.

9. Discontinued Operations

In September 2010, the operations of Amber Link and Sunplus were suspended.

The following table summarises the result of these discontinued operations, net of income taxes, for the years ended March 31, 2011 and 2010.

	MARCH 31, 2011	MARCH 31, 2010
	US$’000	US$’000

NET REVENUE	$9,643	$35,867
COST OF REVENUE	(9,385)	(34,930)
GROSS PROFIT	258	937
OPERATING EXPENSES
Selling expenses	(34)	(129)
General and administrative expenses	(43,862)	(7,790)
TOTAL OPERATING EXPENSES	(43,896)	(7,919)
LOSS FROM OPERATIONS	(43,638)	(6,982)
OTHER INCOME	238	180
GAIN ON DISPOSAL OF SUBSIDIARY	-	43
LOSS BEFORE INCOME TAX	(43,400)	(6,759)
INCOME TAX	-	(7)
NET LOSS	$(43,400)	$(6,766)

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2011 and 2010

9. Discontinued Operations (continued)

The assets of discontinued operations of Amber Link and Sunplus as at March 31, 2011 and March 31, 2010 were as follows:

	MARCH 31, 2011	MARCH 31, 2010
	US$’000	US$’000

Property, plant and equipment	$-	$1,591
Accounts receivable - long term (See notes 4 and 6)	-	28,493
Intangible assets	-	42
Other receivables and prepayment (See notes 4 and 6)	-	12,517
Notes receivable	-	10
Cash and bank balances	25	703

Assets of discontinued operations	$25	$43,356

The liabilities of discontinued operations of Amber Link and Sunplus as at March 31, 2011 and March 31, 2010 were as follows:

	MARCH 31, 2011	MARCH 31, 2010
	US$’000	US$’000

Receipts in advance	$143	$143
Accounts payable	154	154
Other payables and accrued expenses	991	1,142
Due to shareholders	21	773

Liabilities of discontinued operations	$1,309	$2,212

10. Commitments and Contingencies

a.           Rental expenses for the year ended March 31, 2011 and 2010 amounted to US$55,000 and US$91,000, respectively and are included in loss from discontinued operations in the consolidated statements of operations and comprehensive income.

Due to suspension of operations, the Company terminated the tenancy agreement in December 2010. Therefore, there were no future minimum lease payments under the above-mentioned leases as of March 31, 2011 (2010: US$96,000).

b.           As of March 31, 2011 and 2010, the Group had capital commitments in relation to acquisition of intangible assets of US$40,000 and US$38,000, respectively.

T-BAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2011 and 2010

11. New Accounting Pronouncements

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement.  Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third-party evidence of fair value of the undelivered items.  This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition.  This standard, for which the Company is currently assessing the impact, will become effective for the Company on April 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements.  This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards.  Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement.  This standard, for which the Company is currently assessing the impact, will become effective for the Company on April 1, 2011.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal controls over financial reporting. In making this evaluation, our management considered the material weaknesses in our internal controls over financial reporting and the status of remediation as discussed below. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2011.  However, giving full consideration to the material weaknesses described below, we performed adequate analyses and procedures, including among other things, transaction reviews and account reconciliations, in order to provide assurance that our consolidated financial statements included in this annual report were prepared in accordance with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b) Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal controls over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.

Our internal controls over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management performed an assessment of the effectiveness of our internal controls over financial reporting as of March 31, 2011, utilizing the criteria described in the “Internal Controls — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether our internal controls over financial reporting were effective as of March 31, 2011. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal controls over financial reporting as of March 31, 2011, we identified the following material weaknesses, which have not been fully remedied and continue to exist:

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

•
Our internal audit function was not sufficient. Specifically, there were no personnel with an appropriate level of experience, training and there were no lines of reporting to allow an internal audit group to function effectively in determining the adequacy of our internal controls over financial reporting and monitoring the ongoing effectiveness thereof.

All members of the audit committee resigned on September 2, 2009 and have not been replaced.

In light of these material weaknesses management concluded that our internal controls over financial reporting were not effective as of March 31, 2011.

However, giving full consideration to the material weaknesses described above, we have employed outside personnel with expertise in U.S. GAAP to assist with the conversion from PRC GAAP to U.S. GAAP and we performed adequate analyses and procedures, including among other things, transaction reviews and account reconciliations, in order to provide assurance that our consolidated financial statements included in this annual report were prepared in accordance with U.S. GAAP and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Item 9B.	Other Information.

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and officers, as of March 31, 2011, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Director Since

Li Xiaofeng	36	Chief Executive Officer and Director	April 2009

Qin Xiangning	33	Chief Financial Officer and Director	April 2009

Xu Zhaohui	39	Independent Director	September 2009

The following is a brief summary of the business experience of our management.

Mr. Li Xiaofeng, Director and Chief Executive Officer.

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

Mr. Li Xiaofeng was first appointed Chief Executive Officer of the Company in August 2005, resigned from the office of Chief Executive Officer in June 2008 and was re-appointed Chief Executive Officer in April 2009.

Mr. Qin Xiangning, Director and Chief Executive Officer

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

Mr Xu Zhaohui, Independent Director

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

Background and Compensation Philosophy

There are altogether three (3) persons acting individually either as a director or an executive officer or both in our Company:  (1) Mr. Li Xiaofeng, our Chief Executive Officer and director, and beneficial owner of 6.64 % of our common stock; (2) Mr. Qin Xiangning, our Chief Financial Officer and director, and (3) Mr. Xu Zhaohui, an independent director. Our board of directors have historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success.  Each of the named officers will be measured by a series of performance criteria by the board of directors, or the compensation committee when it is established, on a yearly basis.  Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

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

Base Salary

The yearly base salary of Mr. Li Xiaofeng for the fiscal years ended March 31, 2011 and 2010 was US$59,000 and US$66,000, respectively; he was appointed as the CEO in April 2009. Mr. Qin Xiangning received US$15,000 and US$15,000 for the fiscal years ended March 31, 2011 and 2010, respectively; he was appointed as CFO in April 2009 and as an executive director in September 2009. Mr. Xu Zhaohui did not receive any salaries for both fiscal years ended March 31, 2011 and 2010; he was appointed as an Independent Director in September 2009.

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

Retirement Benefits

Two of our executive officers in Shanghai participated in the government –mandated multi-employer defined contribution retirement plan.

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

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary (US$)	Bonus Shares (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Li Xiaofeng	2011	59,600	-	-	-	-	-	3,500	63,100
Chief Executive Officer	2010	66,000	-	-	-	-	-	6,700	72,700

Qin Xiangning	2011	15,000	-	-	-	-	-	-	15,000
Chief Financial Officer	2010	15,000	-	-	-	-	-	-	15,000

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

OPTION GRANTS IN THE LAST FISCAL YEAR

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year ended March 31, 2011. As of June 30, 2011, Mr. Li Xiaofeng, Chief Executive Officer and Director, owned 1,700,000 shares of common stock in our Company, which represented 5.65% of the total number of shares issued and outstanding.

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

Security Ownership - Certain Beneficial Owners

Beneficial ownership is shown as of June 16, 2011, for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded US$100,000 during the fiscal year ended March 31, 2011, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at Block 3 Qiao Xing Science Technological & Industrial Zone, Tang Quan Huizhou,Guangdong, PRC.

Security Ownership - Certain Beneficial Owners

Amount
		And			Percentage
		Nature of			of Class
		Beneficial			Beneficially
Beneficial Owner (including address)	Title of class	Ownership (1)		Total	Owned

Li Meilian	Common	15,950,000	D	15,950,000	53.01%
Block 3 Qiao Xing Science Technological & Industrial Zone, Tang Quan Huizhou,Guangdong, PRC

Security Ownership – Management

Beneficial Owner (including address)	Title of class	Amount And Nature of Beneficial Ownership (1)		Total	Percentage of Class Beneficially Owned

Li Xiaofeng (2)(3)	Common	1,700,000	D	1,700,000	5.65%
Block 3 Qiao Xing Science Technological & Industrial Zone,Tang Quan Huizhou,Guangdong, PRC

Qin Xiangning (2)(3)	-	-	-	-
Block 3 Qiao Xing Science Technological & Industrial Zone, Tang Quan Huizhou,Guangdong, PRC

Xu Zhaohui (3)	-	-	-	-
Block 3 Qiao Xing Science Technological & Industrial Zone, Tang Quan Huizhou,Guangdong, PRC

Officers and Directors as a group Three (3) People	Common	1,700,000	D	1,700,000	5.65%

Notes:

(1)	(D) stands for direct ownership; (I) stands for indirect ownership

(2)	Officer

(3)	Director

Changes in Control

There are no arrangements, known to the Registrant, including any pledge by any person of securities of the Registrant which may at a subsequent date result in a change in control of the Registrant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

None.

Director Independence

As of March 31, 2011, the Board of Directors consisted of three (3) members: Mr. Li Xiaofeng, Mr. Qin Xiangning and Mr. Xu Zhaohui. Mr.Xu Zhaohui meets the requirement to be considered “independent” as defined by the governance rules of the NASDAQ Global Market.

Item 14.	Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by Moore Stephens for professional services rendered for the years ended March 31, 2011 and 2010:

Service	2011			2010
Audit Fees	US$	73,000	US$	127,000

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

Item 15.       Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The financial statements and notes are listed in the Index to Financial Statements on page F-1 of this Report.

(a)(2)       Exhibits

14	*Business Code of Conduct and Financial Code of Conduct (Incorporated by reference to Exhibit 14.1 and 14.2 to Form 8-K filed with the Commission on August 15, 2008)

21	*Subsidiaries List

31.1	*Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

31.2	*Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

32.1	*Certificate pursuant to 18 U.S.C. ss. 1350 for Michael Mak, Chief Executive Officer

32.2	*Certificate pursuant to 18 U.S.C. ss. 1350 for Michael Mak, Chief Financial Officer

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

T-BAY HOLDINGS, INC.

/s/ Li Xiaofeng
Dated: July 13, 2011	Li Xiaofeng, Chief Executive Officer (Principal executive officer)

/s/ Qin Xiangning
Qin Xiangning, Chief Financial Officer (Principal financial officer)
Dated: July 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 13, 2011

Each person whose signature appears below constitutes and appoints Li Xiaofeng and Qin Xiangning as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Li Xiaofeng	Chief Executive Officer	July 13, 2011
Li Xiaofeng	(Chief principal officer) and Director

/s/ Qin Xiangning		July 13, 2011
Qin Xiangning	Chief Financial Officer and Director

/s/ Xu Zhaohui		July 13, 2011
Xu Zhaohui	Independent Director